Form 10-K
period 1999-12-31
BACKWEB TECHNOLOGIES LTD
filed 2000-03-30
CIK 1082064

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-
                                                     ------------

                            BACKWEB TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)


                  Israel
       -------------------------------                 ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification Number)

  3 Abba Hillel Street, Ramat-Gan, Israel                     52136
  ---------------------------------------                     -----
 (Address of principal executive offices)                   (Zip Code)


                                 (972) 3-7518464
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of Each Exchange
   Title of Each Class                               On Which Registered
   -------------------                               -------------------
          None                                               None

           Securities registered pursuant to Section 12(g) of the Act:
                       Ordinary Shares, NIS 0.03 par value
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Based on the closing sales price of March 27, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $930,951,450. As of March 27, 2000, registrant had outstanding 37,010,502 shares of Ordinary Shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 30, 2000 are incorporated by reference in Part III of this Form 10-K Report.


================================================================================

                            BACKWEB TECHNOLOGIES LTD.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS




                                                                                                                    Page
                                                                                                                    ----
PART I.
ITEM 1                    Business

ITEM 2                    Properties

ITEM 3                    Legal Proceedings

ITEM 4                    Submission of Matter to a Vote of Security Holders

PART II.
ITEM 5                    Market for Registrant's Common Equity and Related Stockholder Matters

ITEM 6                    Selected Consolidated Financial Data

ITEM 7                    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

ITEM 7A                   Quantitative and Qualitative Disclosures About Market Risk

ITEM 8                    Financial Statements and Supplementary Data

ITEM 9                    Changes in and Disagreements With Accountants
                          On Accounting and Financial Disclosure

PART III.
ITEM 10                   Directors and Executives Officers of the Registrant

ITEM 11                   Executive Compensation

ITEM 12                   Security Ownership of Certain Beneficial Owners and Management

ITEM 13                   Certain Relationships and Related Transactions

PART IV.
ITEM 14                   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I



ITEM 1. BUSINESS


GENERAL

BackWeb is a leading provider of Internet communication infrastructure software and application-specific software that enables companies to communicate business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. Our products provide a reliable solution for communicating large amounts of data in any digital format by enabling our customers to automatically gather and disseminate information. Our products efficiently disseminate this information across a network of any speed by automatically adapting the rate of transmission to match the available bandwidth.

Our infrastructure software, BackWeb Foundation, is a platform that allows organizations to efficiently gather, target and deliver sizeable digital data of any format to users' desktops throughout the extended enterprise. We work with our customers, partners and third-party software vendors to develop applications built on top of BackWeb Foundation. We have also developed our own applications, BackWeb Sales Accelerator and BackWeb Service Accelerator. BackWeb Sales Accelerator enables a geographically dispersed sales organization to stay instantly updated about competitive and customer information from external sources, internal sales and marketing materials, product pricing information, business applications and critical management announcements. BackWeb Services Accelerator enables a product support organization to stay instantly updated about product information, service requests, product training information and software diagnostic tools.

INDUSTRY BACKGROUND

The Internet has changed the nature of business operations and competition. Companies, their suppliers, customers and employees now have the means to conduct business electronically, commonly referred to as e-business. As a result, it is now possible for new competitors to enter and disrupt established markets virtually overnight. The spread of electronic commerce has endowed business customers and consumers with the ability to change vendors at the click of a button. To compete effectively, companies need to react quickly to changing market conditions, accelerate critical business processes and stay in closer contact with sales people, partners and customers. To address these challenges, companies must be able to effectively communicate the right information to the right people at the right time. Existing Internet communication methods fall short of the requirements of this new business environment, as these methods do not overcome the network congestion, information overload and /or lack of reliability characteristic of today's networks.

Companies face the complex challenge of reacting quickly to changes in the competitive landscape and reliably communicating and tracking time-sensitive, business-critical information throughout their extended enterprise. The ineffectiveness of overloaded e-mail systems, passive websites and other existing means of communication has impeded communication of information between organizations and their customers, partners and employees. Companies using existing means of communication are often unable to prioritize and personalize a communication so that it receives the appropriate level of attention. Once a communication is sent, companies cannot easily track the communication to ensure it was received and interacted with, and further, are unable to elicit feedback. In addition, recipients are inundated with information and lack an effective means of immediately determining the importance and relevance of information received, assigning priorities to that information and communicating their responses. Consequently, recipients often react to this flood of information by ignoring it or failing to respond in a timely manner. This often results in lost business opportunities and foregone revenues.

Companies that need to communicate large amounts of digital data are often limited by the capacity of their network connections and resources. Bandwidth-intensive data, such as audio, video and multimedia presentations, software applications and updates, overloads the constrained network resources of the extended enterprise. Meanwhile, the recipients of large data files are forced to either disrupt their work in progress or to postpone the download of the file, which may be extremely time-sensitive. These problems are compounded when users are remote or mobile and become even more complicated when multiple networks interact.

We believe that in order for the Internet to be used efficiently as an effective communication medium across the extended enterprise, a complementary, more sophisticated infrastructure must be introduced. This new communication infrastructure must:

        - permit the prioritization of communications to ensure that users are presented with relevant information in a manner designed to ensure that these communications receive the appropriate level of attention;

        - communicate large amounts of digital data in any format quickly and efficiently with a minimal impact on the network of a company and its extended enterprise;

        - permit tracking of the communication by management and the interaction between management and the user; and

        - be an open platform that facilitates the development of applications that are scalable and easy to deploy.

THE BACKWEB SOLUTION

We develop, market and support Internet communication infrastructure and applications software that enables companies to communicate business-critical information to their customers, partners and employees. Our software enables companies to efficiently target, deliver and track the use of sizeable digital data in any format throughout their extended enterprise. Using our products and technology, companies can ensure that the right information reaches the right people at the right time.

Our products and technology provide the following benefits:

        IMPROVE NETWORK EFFICIENCY AND BANDWIDTH UTILIZATION

        Our unique technology significantly increases the efficiency and reliability of communications over the Internet. Our Polite Agent technology adapts the rate of transmission to match the bandwidth that is available to ensure that BackWeb-generated traffic does not interfere with other network traffic on the desktop connection. Our Polite Proxy server technology adapts BackWeb traffic to utilize available bandwidth on the wide area network, or WAN, connection. Our Polite Neighborcast technology enables each BackWeb client to serve as an intelligent cache for other BackWeb clients. As a result, data is delivered only once to a local area network, or LAN, after which it is intelligently distributed to neighboring clients, thereby resulting in a fast and efficient distribution of data. Our network efficiency is further enhanced by our ability to reduce redundant network traffic by automatically transmitting only the information that has changed since the user's previous download. In addition, if a transmission is interrupted, it resumes at the point where it was cut off, thereby eliminating the need to re-send the entire transmission. As a result of these capabilities, data transmission across the extended enterprise is scalable, transparent and efficient.

        PRIORITIZE AND CONTROL THE COMMUNICATIONS FLOW

        Our software enhances the management of critical information throughout the extended enterprise. Companies can readily control the destination, access rights and priority of information being communicated. Business managers can use our software to determine the effectiveness of their communications through reports on delivery, usage and interactions. In addition, our products can close the communication loop by allowing managers to collect feedback from users and process, review and communicate this feedback throughout the extended enterprise. Further, business managers can use our tools to automate the collection and dissemination of information from digital sources such as news feeds, databases, legacy systems and competitors' websites, resulting in reduced management time and resources dedicated to data acquisition.

        CAPTURE IMMEDIATE ATTENTION TO CRITICAL INFORMATION

        Our unique attention management technology incorporates intelligent notification techniques to address the challenge of capturing attention in a world of growing information overload. Our software increases the effectiveness of communications throughout the extended enterprise by personalizing the distribution of information. For example, the communication can be customized to require the user to acknowledge receipt of the information or to automatically launch a designated application. In addition, not only can business managers determine the recipients of particular information, but recipients can also subscribe to various information sources. These capabilities ensure recipients that the information being received is important to them, and, as a result, significantly increases the likelihood that it will be reviewed and acted upon. In addition, the ability to elicit return responses results in greater effectiveness of the overall communication.

STRATEGY

Our objective is to establish ourselves as the leading provider of Internet communication infrastructure and applications software. The key elements of this strategy include:

        BECOME THE DE FACTO STANDARD FOR INTERNET COMMUNICATION INFRASTRUCTURE

        We intend to establish BackWeb Foundation as the leading infrastructure software platform for Internet communication. We believe that the recent adoption of BackWeb Foundation by leading companies across various industries validate our technology and should facilitate its broad market acceptance. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our Internet communication solution by these companies' partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb Foundation to facilitate its continued adoption and to increase the technological barriers to entry.

        LEVERAGE INFRASTRUCTURE PLATFORM TO INTRODUCE MULTIPLE INTERNET COMMUNICATION APPLICATIONS

        Our core technology has been designed as an open platform upon which BackWeb, our customers, our partners and third-party vendors can develop Internet communication applications that are easy to deploy and to which additional capabilities can easily be added. We actively market and support our applications built on top of our infrastructure software, BackWeb Sales Accelerator and BackWeb Service Accelerator. Such application's enables companies to focus the attention of their sales force or product support organizations, partners and customers on timely, business-critical information. We intend to increase our product offerings by introducing new applications, developed both internally and through third-parties, targeted at various business functions throughout the extended enterprise.

        FOCUS ON SELECTED VERTICAL MARKETS

        We target selected vertical markets where we believe our solutions offer significant value. To date, these markets have included telecommunications, high technology, financial services, retail and travel services. Within each industry, we typically target the leader and then leverage our success to generate additional sales to other companies in that market. We also partner with large applications vendors and systems integrators that serve these vertical markets. Through these strategic partnerships, we are able to significantly expand our installed base as our products are incorporated into the vendor's products and the systems integrator's custom-developed applications. We and our partners can, in turn, use this installed base to develop and market BackWeb Foundation and additional BackWeb Foundation-based applications.

        EXTEND TECHNOLOGICAL LEADERSHIP POSITION

        We intend to continue to devote substantial resources to the development of new and innovative software products and technologies. We believe that our early understanding and penetration of the market for Internet communication infrastructure software has allowed us to establish technological leadership and a time-to-market advantage. We intend to extend our leadership position and build further technological barriers to entry by enhancing the functionality of our current BackWeb Foundation infrastructure software platform and developing innovative applications on top of it.

        EXPAND DIRECT AND INDIRECT DISTRIBUTION CHANNELS

        We have established a direct sales force in the United States and Canada and use a combination of direct and indirect channels in Europe and Japan. We intend to increase the size of our direct sales force and to establish additional sales offices both domestically and internationally. We intend to continue to complement our direct sales force by establishing multiple additional indirect distribution channels worldwide through original equipment manufacturers, large applications vendors and systems integrators. These indirect channels are intended to increase geographic sales coverage and address potential customers that would otherwise be beyond the reach of our direct sales organization.

TECHNOLOGY AND PRODUCTS

We currently sell BackWeb Foundation, BackWeb Sales Accelerator and BackWeb Service Accelerator. We license BackWeb Foundation to customers, developers and independent software vendors, thereby enabling them to integrate their own applications or third-party applications with our infrastructure software platform. BackWeb Sales Accelerator and BackWeb Service Accelerator provide our customers with packaged applications that incorporate BackWeb Foundation.

        TECHNOLOGY:

        Our infrastructure software platform is powered by three core technologies that we have developed: Polite Communications, Attention Management and Closed Loop Delivery.

        POLITE COMMUNICATIONS. Polite Communications enables the transmission of significant volumes of digital data through existing networks without interfering with normal network applications and traffic. Polite Communications enables companies to provide any user with rapid communication of bandwidth-intensive data, regardless of whether they utilize high-speed data access services. This bandwidth-sensitive delivery is accomplished through the use of various components including the following:

        - POLITE AGENT monitors the network activity of the client workstation and communicates with BackWeb servers only when the connection is idle.

        - POLITE PROXY monitors wide area network, or WAN, connections in the same manner, using available bandwidth.

        - POLITE NEIGHBORCAST enables the automatic transmission of digital data from one BackWeb Client to others on the same local area network, or LAN, obviating the need for transmission of the data from the server to each BackWeb Client. The transmission from BackWeb Client to BackWeb Client on the same LAN is a fast, efficient and cost-effective means of disseminating the data.

        - POLITE UPSTREAM enables the automatic transmission of digital data from BackWeb Clients to the BackWeb Server when the network connection is idle.

        Polite Communications further improves the efficiency of transmission by reducing the amount of data to be transmitted through various techniques, including:

        - compression of data;

        - updating only the information which has changed since the user's previous download; and

        - eliminating the need to re-send an interrupted transmission by progressively resuming the transmission at the point where it was interrupted.

        ATTENTION MANAGEMENT AND FLASH NOTIFICATIONS. Attention Management is an automatic notification system that alerts users to the delivery of business-critical information through a variety of display techniques including tickers and Flash notifications. These techniques enable companies to attract immediate attention to time-sensitive information. Flashes are a particular display technique that can be customized to notify users and, if desired, can allow management to track the usage of the information. For example, the recipient can be required to acknowledge their receipt of the information, or to immediately launch and interact with a designated application. In addition, Attention Management displays can be programmed to play automatically according to specific scheduling and expiration parameters, after which the information and associated data can be automatically purged.

        CLOSED LOOP DELIVERY. Our Closed Loop Delivery capabilities allow companies to track, manage and survey the effectiveness of communications throughout their extended enterprise. Companies can track the status and use of any digital data delivered via BackWeb or generate reports on the overall usage of the system on a per-user or per-content basis. Using these reports, companies can determine what types of communication are most effective or most popular and adapt their communication strategy appropriately.

        PRODUCTS:

        BACKWEB FOUNDATION. Our infrastructure software platform, BackWeb Foundation, is based on a set of flexible components including BackWeb Server, BackWeb Development Tools, BackWeb Client and BackWeb Add-On Components. These components enable an organization to capture information from virtually any data source, including websites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver it throughout its extended enterprise. BackWeb Server is a software server which runs on standard hardware servers, and communicates with BackWeb Client, our software program operating on personal computers or workstations.

        BACKWEB SERVER. BackWeb Server communicates with BackWeb Clients and is capable of receiving digital data from various sources, such as the Internet, intranet sites, databases, applications and legacy systems and automatically distributes that data to BackWeb Clients. The BackWeb Server is highly scalable and optimized to support a large number of clients concurrently. Components of BackWeb Server include:

        - BackWeb Server Console. A console that allows a system administrator to manage BackWeb Server and control the information flow across the enterprise through a point-and-click graphical user interface. - BackWeb Polite Proxy Server. A software server that:

                -- caches frequently accessed material for a group of BackWeb clients, eliminating the need for redundant data transfers from a company's server;

                -- monitors the WAN connection and communicates only when the network connection is below a certain threshold; and

                -- enables a system administrator to manage the BackWeb Proxy Server Console.

        BACKWEB DEVELOPMENT TOOLS. BackWeb Development Tools are used to customize the BackWeb Foundation. Components of BackWeb Development Tools include:

        - BackWeb Server Extension API. An application programming interface that allows companies to integrate the BackWeb Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Server.

        - BackWeb Automation SDK and Automation Editor. Includes application programming interfaces and a library of BackWeb-supplied programs which perform tasks between the BackWeb Server and external data sources.

        - BackWeb BALI Editor. Our BackWeb Authoring Language Interface Editor is used by companies to create and modify Flashes.

        BACKWEB CLIENT. BackWeb Client, our software program operating on personal computer or workstations, operates in the background and communicates with designated BackWeb Servers during the idle time of a user's network connection, thereby allowing the user to receive data transparently while using other applications without disruption. BackWeb
        Client:

        - displays information through Flashes and other displays and user interfaces, which may be customized;

        - provides an application programming interface to enable customer and third-party applications to integrate with BackWeb Client; and

        - can be deployed by a single automatic installation file of less than 100k in size that can be sent to the user via the Internet, e-mail or floppy disk.

        BACKWEB ADD-ON COMPONENTS. BackWeb Foundation, our infrastructure software platform, also includes the following add-on components:

        - BackWeb Enhanced Security Module. Provides encrypted communications between BackWeb Server and BackWeb Clients and certificate authentication of data packages. This module incorporates industry standard technologies from RSA Data Security and Verisign.

        - BackWeb AutoFile Update Manager. Enables the automatic replication of files or file directories from any directory accessible to the BackWeb Server. Allows the placement of the replicated files in any location on the user's system. Allows management to have complete flexibility over the organization of information on the user's desktop.

        - BackWeb IP Multicasting Connector. In cooperation with StarBurst, we created optional add-ons to the BackWeb Server and BackWeb Client that allow them to communicate via StarBurst's multicasting Internet protocol. These add-ons work in concert with our protocols to provide a deeply integrated communications solution for customers with multicast Internet protocol environments.

        - BackWeb Polite Upstream. BackWeb Polite Upstream enables BackWeb clients to deliver digital data to BackWeb Servers, such as completed questionnaires or surveys.

        BACKWEB SALES ACCELERATOR. In December 1998, we introduced BackWeb Sales Accelerator, our first packaged application built on BackWeb Foundation. BackWeb Sales Accelerator allows companies to keep their extended enterprise equipped with the most up-to-date documents, market information and management announcements by automating the collection and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed sales forces and indirect sales channels to accelerate their business execution and response time to critical changes affecting their business. Examples of information typically communicated by BackWeb Sales Accelerator include:

        - competitive and industry news and announcements;

        - new pricing policies and updated price lists;

        - product release announcements and associated fact sheets, white papers, and training materials;

        - new or updated software tools;

        - critical executive announcements, in video or other formats, regarding company acquisitions or strategic priorities; and

        - new or modified sales presentations and demonstrations.

        BackWeb Sales Accelerator consists of the Market Intelligence Manager, Strategic Publishing Manager and Automated Marketing Encyclopedia modules:

        - Market Intelligence Manager automatically monitors, collects and organizes information from Internet or intranet sites to keep an organization's sales force abreast of the latest industry news, competitive announcements and customer information.

        - Strategic Publishing Manager enables managers to publish and direct the immediate attention of their constituents to time-sensitive and business critical information. Editorial, publishing and access rights are centrally controlled. The published information can be disseminated to users' desktops using our Flash technology.

        - Automated Marketing Encyclopedia enables a company to create a library of sales information and productivity software to which extended enterprise users can subscribe. Once subscribed, users automatically receive this information, software and any subsequent updates.

        BACKWEB SERVICE ACCELERATOR. In August 1999, we introduced BackWeb Service Accelerator, another packaged application built on BackWeb Foundation. BackWeb Service Accelerator allows companies to keep their extended enterprise equipped with the most up-to-date documents, market information and management announcements by automating the collection and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed service organizations and indirect market service providers to accelerate their business execution and response time to critical changes affecting their business.

        BackWeb Service Accelerator consists of the Automated Encyclopedia, Priority Publishing Manager and Rapid Survey modules:

        - Automated Encyclopedia enables a company to create a library of service information and software to which extended enterprise users can subscribe. Once subscribed, users automatically receive this information, software and any subsequent updates.

        - Priority Publishing Manager enables managers to publish and direct the immediate attention of their constituents to time-sensitive and business critical information. Editorial, publishing and access rights are centrally controlled. The published information can be disseminated to users' desktops using our Flash technology.

        - Rapid Survey enables companies to acquire feedback from its service and support personnel through surveys which collect and analyze information. Companies can publish these surveys through a web-based interface and create questions that have one response, multiple responses or text answers. The published information can be disseminated to users' desktops using our Flash technology.

CUSTOMERS

We sell our products to a broad base of customers from a variety of industries, including telecommunications, high technology, financial services, retail and travel services. Our customers include industry leaders such as: AT&T Corp., British Telecommunications plc, Carlson Travel, Cisco Systems, Inc., Compaq Computer Corporation, Delta Airlines, Electronic Data Systems, Fidelity Investments Institutional Services Co., Galileo, Goldman Sachs & Co., Hewlett-Packard, AC Nielsen, Network Associates, Inc., o.tel.o, Pacific Bell, RiteAid, Schlumberger, Siemens, US WEST, Nortel Networks and Lucent Technologies, Inc.

In 1997, revenues from two of our customers represented 19% and 11%, respectively, of our revenues. In 1998, no customer accounted for more than 10% of our revenues. In 1999, revenues from one of our customers represented 13% of our revenues.

ALLIANCES WITH BUSINESS PARTNERS.

In order to accelerate the acceptance of our products, we have developed cooperative alliances with leading technology vendors, original equipment manufacturers, applications vendors, web site portals, and Internet-based solutions providers. We believe that these alliances will provide additional marketing and sales channels for our products and will facilitate establishing broad market acceptance for BackWeb's products. The benefits of this approach include enabling BackWeb to concentrate on its core competencies while allowing the development of applications by business partners and reducing the time-to-market for applications based on BackWeb's products. As of December 31, 1999, we have signed agreements for business alliances with Baan Development B.V., Cable & Wireless USA Inc., RealNetworks, Inc., SAP AG and SAP Labs, Inc.


SALES AND MARKETING.

Our sales strategy is to pursue opportunities with large accounts and industry leaders through our direct sales force, and to penetrate various targeted market segments through multiple indirect distribution channels and strategic partnerships.

We maintain direct sales personnel in the United States, Canada, Japan and Europe. The direct sales force consists of sales representatives, systems engineers and telemarketing representatives.

We intend to increase the size of our direct sales force and to establish additional sales offices domestically and internationally. Competition for sales personnel is intense, and we may not be able to attract, assimilate or retain additional qualified personnel in the future.

We also partner with large applications vendors and systems integrators that serve our target markets. Through these strategic partnerships, we are able to significantly expand our installed base as our products are incorporated into the vendor's products and systems integrator's custom-developed applications. This installed base can, in turn, be leveraged by us and our partners to develop and market BackWeb Foundation and additional BackWeb Foundation-based applications. We are in the early stages of building these channels and currently have entered into written agreements with a limited number of companies. We may not be able to enter into agreements or establish relationships with desired distribution partners on a timely basis or ensure that such distribution partners will devote adequate resources to selling our products.

We believe it is important to have a strong international presence. We have established sales offices in the United States, Canada, Japan, United Kingdom, The Netherlands, Sweden, Germany and France. We intend to hire additional sales and marketing personnel in these offices and to establish additional offices to support our international operations. We market our products using public relations activities, partners, marketing, advertising, trade shows and marketing and sales materials.

CUSTOMER SERVICE AND SUPPORT

We are in the process of developing a comprehensive service and support organization. Our services are primarily comprised of technical support, consulting and training. Our technical support is provided to our customers on an annual basis for an additional fee. This support includes remote assistance with installation, configuration and initial set-up of the application, run-time support and software maintenance releases. We also provide consulting, training and on-site installation services. We expect to expand our variety of services both directly and through third-party relationships in order to meet the growing needs of our customers.

RESEARCH AND DEVELOPMENT

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects.

In addition, we have actively recruited key computer scientists, engineers and software developers and have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Through our acquisition of Lanacom, we enhanced our research and development capabilities, particularly with respect to the development of software applications. Since our inception, we have focused our research and development efforts on developing and enhancing BackWeb Foundation as well as our pre-packaged applications. BackWeb is currently working on new applications and adding features and new functionality to our products. Our research and development expenses totaled $5.5 million for the year ended December 31, 1999, $4.6 million for the year ended December 31, 1998 and $4.0 million for the year ended December 31, 1997.

COMPETITION

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well-capitalized software companies in the world. We expect to face competition from these and other competitors, including:

        - companies addressing certain segments of our market such as Marimba and Tibco;

        - sales force automation and enterprise resource planning, or ERP, vendors that may introduce products competitive to our packaged applications; and

        - communications and information management platform companies such as IBM and its subsidiary Lotus Development Corporation, Microsoft and Sun Microsystems.

Additional competition could come from operating system vendors, online service providers, client/server applications and tools vendors, multimedia companies, document management companies and network management vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

We expect that competition will increase in the near term and that our primary long-term competitors may not have entered the market yet. Increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, including defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of such materials. These claims have been brought and sometimes successfully pressed against online service providers in the past. It is also possible that if any such information or information that is copied and stored by customers that have deployed our products, contains errors, third parties could make claims against us for losses incurred in reliance on such information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

Our success and ability to compete are substantially dependent upon our internally developed technology. In June 1999, BackWeb received a U.S. patent for its "polite" technology. We rely on patent, copyright, trade secret and trademark law to protect our technology. However, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and the steps we have taken might not prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States of America.

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. We believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Third parties may claim infringement by us with respect to our products and technology. Any such claims, with or without merit, could:

        - be time-consuming to defend;

        - result in costly litigation;

        - divert management's attention and resources;

        - cause product shipment delays; or

        - require us to enter into royalty or licensing agreements.

Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business.

EMPLOYEES

As of December 31, 1999, we had a total of 208 employees, 202 of whom were full-time employees. Of the total number of employees 68 were engaged in research and development including 6 part-time employees, 82 in sales, marketing and business development, 32 in professional services and technical support and 26 in finance, administration and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and considers our relations with our employees to be good.

In addition, 58 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organizations which is the Israeli federation of employers' organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

ITEM 2. PROPERTIES

BackWeb leases approximately 8,500 square feet in a single office building located in Ramat Gan, Israel and approximately 14,365 square feet in a single office building located in San Jose, California. The office space in Ramat Gan, Israel is leased pursuant to a lease that terminates in May 2004. The office space in San Jose, California is leased pursuant to a lease that expires in January 2002. In addition, BackWeb also maintains a lease for approximately 3,970 square feet of office space in Toronto, Canada, which expires in December 2000. In January 2000, BackWeb also entered into an additional lease for approximately 8,500 square feet of office space in Toronto which expires in August 2006. BackWeb also leases space in the following cities:

City                                     Country
----                                     -------

New York City, NY                        U.S.A.
Chicago, IL                              U.S.A.
McLean, VA                               U.S.A.
Atlanta, GA                              U.S.A.
Carrolton, TX                            U.S.A.
Framington, MA                           U.S.A.
Doylestown, PA                           U.S.A.
Paris                                    France
Bagshot                                  United Kingdom
Amsterdam                                Netherlands
Uppsala                                  Sweden
Hamburg/Munchen                          Germany
Tokyo                                    Japan

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Ordinary Shares are traded on the Nasdaq National Market under the symbol "BWEB." Public trading of Ordinary Shares commenced on June 8, 1999. Prior to that, there was no public market for the Ordinary Shares. According to the records of the Company's transfer agent, the Company had approximately
281 stockholders on record as of March 27, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the Nasdaq National Market low and high sales price of the Company's Ordinary Shares for the periods indicated below:


                                                               Low Sale Price           High Sale Price
                                                               --------------           ---------------
               1999
               Fourth Quarter                                   $    16.750               $    51.438
               Third Quarter                                    $    15.125               $    36.500
               Second Quarter                                   $    15.000               $    28.000


The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Ordinary Shares in the foreseeable future.

The Company intends to file a Registration Statement on Form S-1 registering up to 1,514,504 Ordinary Shares for selling shareholders pursuant to an Investor Rights Agreement immediately after the filing of this Form 10-K.

On March 24, 1999, BackWeb issued 8,647,815 shares of Series D redeemable convertible preferred stock to investors at $1.15 per share, resulting in net cash proceeds of approximately $9.9 million.

ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations", the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

BackWeb Technologies Ltd.
Consolidated Statement of Operations
(In thousands, except share and per share data)


                                                                                                                     TWO MONTHS
                                                                     YEARS ENDED DECEMBER 31,                          ENDED
                                                     ---------------------------------------------------------      DECEMBER 31,
                                                       1999             1998             1997           1996            1995
                                                     --------         --------         --------       --------      ------------
Revenues:
        License                                      $ 18,514         $  7,980         $  5,311       $    71       $    -
        Service                                         4,749            1,557              290             -            -
                                                     --------         --------         --------       -------        -----
              Total revenues                           23,263            9,537            5,601            71            -

Cost of revenues:
        License                                           266              266              182             -            -
        Service                                         3,911            1,353              796             -            -
                                                     --------         --------         --------       -------        -----
              Total cost of revenues                    4,177            1,619              978            71            -
                                                     --------         --------         --------       -------        -----

Gross profit                                           19,086            7,918            4,623            71            -
Operating expenses:
        Research and development                        5,519            4,555            3,955         1,781          120
        Sales and marketing                            18,876           13,182           12,224         4,535            -
        General and administrative                      4,480            3,182            2,981         1,396          116
        Amortization of goodwill, other
              intangibles, and deferred stock
              compensation                              3,640            1,824              557             -            -
                                                     --------         --------         --------       -------        -----
        Total operating expenses                       32,515           22,743           19,717         7,712          236
                                                     --------         --------         --------       -------        -----

Loss from operations                                  (13,429)         (14,825)         (15,094)      $(7,641)        (236)
Other income, net                                       1,940              218              132           (43)          (2)

                                                     --------         --------         --------       -------        -----
Net loss                                             $(11,489)        $(14,607)        $(14,962)      $(7,684)       $(238)
                                                     ========         ========         ========       =======        =====

Basic and diluted net loss per share                 $  (0.59)        $  (6.07)        $  (6.96)      $ (6.95)
                                                     ========         ========         ========       =======

Shares used in computing basic and
        diluted net loss per share                     19,575            2,408            2,151         1,106
                                                     ========         ========         ========       =======

Pro forma basic and diluted net loss per share       $  (0.39)        $  (0.69)
                                                     ========         ========

Shares used in computing pro forma basic and
        diluted net loss per share                     29,115           21,208
                                                     ========         ========


                                                                              YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                        1999                  1998                 1997          1996         1995
                                                       ------                -----                -----          ----        -----
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments     $75,607               $6,449               $6,377         $12,068      $   -
Working capital (deficit)                              71,323                1,596                3,024           9,707        (36)
Total assets                                           86,049               12,701               15,097          12,784         14
Long-term obligations, net of current portion               -                  327                1,156           1,278        211
Redeemable convertible preferred stock                      -               37,304               25,532          16,337          -
Total shareholders' equity (net capital deficiency)    73,129              (33,178)             (18,915)         (7,407)      (238)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made forward looking statements in Form 10-K that are subject to risks and uncertainties. Forward looking statements include information concerning possible or assumed future results of the operations of BackWeb. Also, when we use such words as "believes," "expects," "anticipates" or similar expressions, we are making forward looking statements. You should note that an investment in our securities involves risks and uncertainties that could affect future financial results. Our actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth in "Risk Factors" and elsewhere in this Form 10-K, as well as the Risk Factors included in BackWeb's periodic reports and registration statements filed with the U.S. Securities and Exchange Commission, including, the Registration Statement. BackWeb undertakes no obligation to publicly update or revise any forward-looking statements.


OVERVIEW

BackWeb is a leading provider of Internet communication infrastructure software and application-specific software that enables companies to communicate business-critical, time-sensitive information to their customers, partners and employees. We were incorporated on August 31, 1995 and commenced our operations in November 1995. During the period from commencement of operations through December 31, 1996, we were in a development stage and had insignificant revenues. Operating activities during this period related primarily to developing our products, building our corporate infrastructure and raising capital. In December 1996, we shipped the first commercial version of our software.

In August 1997, in an effort to expand the features and functionalities of our product offerings, we acquired all the outstanding shares of Lanacom Inc., a Canadian corporation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair value on the acquisition date. The purchase price of $3.9 million was determined based on the value of shares originally issued and options granted. Of the total purchase price, approximately $3.2 million was allocated to goodwill, representing the excess of the aggregate purchase price on the fair value of tangible and intangible assets. The remainder of the purchase price was allocated to net tangible liabilities assumed ($103,000), developed technology ($400,000) and other identifiable intangible assets ($383,000). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life which ranges from 24 to 30 months. The first BackWeb product, Version 4.0, incorporating Lanacom's Headliner product, was released in January 1998.

In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb Foundation Version 5.0, and in December 1998 released our first packaged application, BackWeb Sales Accelerator. Since our inception, revenues have been derived primarily from the licensing of our products and to a lesser extent from maintenance and support, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of a direct sales force, resellers and system integrators.

We recognize software license revenue in accordance with Statement of Position 97-2 ( SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4 ( SOP 98-4). These statements are effective for our transactions entered into after January 1, 1998. The application of SOP 97-2 has not had a material impact on the results of our operations. License revenues are comprised of perpetual or multi-year license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. We generally recognize license revenues when a license agreement has been executed or a definitive purchase order has been received and the product has been delivered to end-user customers, with no significant obligations remaining with regard to implementation, the fee is fixed and determinable and collectability is probable. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

Service revenues are primarily comprised of revenues from standard support and maintenance agreements, consulting and training fees. Customers licensing our products generally purchase the standard annual maintenance agreement. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the agreement. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per session basis.

We recognize service revenues from consulting and training when provided to the customer. We have expended significant sums since inception on product development and enhancement of sales and marketing capabilities, and expect that these expenditures will continue to increase as we pursue the emerging opportunities in our markets.

The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses is incurred in New Israel Shekel (NIS). The results of our operations are subject to fluctuations in the dollar-NIS exchange rate, which is influenced by various global economic factors including inflation in Israel.

RESULTS OF OPERATIONS

        REVENUES

        Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb Sales Accelerator and to a lesser extent from maintenance and support, consulting and training services. Total revenues for the twelve months ended December 31, 1999 was $ 23.3 million, an increase of approximately $ 13.8 million or 144 % from $ 9.5 million in the twelve months ended December 31, 1998. Total revenues increased approximately $
        3.9 million or 70% during 1998 as compared to 1997. The increases were due both to growth in license and service revenues.

        Customers outside of the United States accounted for 29.0% of revenues in the twelve months ended December 31, 1999 compared to 20.6% and 11.1% of revenues in the twelve months ended December 31, 1998 and 1997, respectively. License revenues were $ 18.5 million or 79.6% of revenues in the twelve months ended December 31, 1999 compared to $ 8.0 million or 83.7% and $5.3 million or 94.8% of revenues in the twelve months ended December 31, 1998 and 1997. The decreases in license revenue as a percentage of total revenue were primarily due to increased service revenue from support, maintenance and consulting services. Service revenues were $ 4.7 million or 20.4% of revenues in the twelve months ended December 31, 1999 compared to $ 1.6 million or 16.3% and $0.3 million or 5.2% of revenues in the twelve months ended December 31, 1998 and 1997. In 2000, we expect our service revenues to increase on an absolute basis and as a percentage of net revenues.

        COST OF REVENUES

        Cost of revenues was $ 4.2 million or 18.0% of revenues for the twelve months ended December 31, 1999 compared to $ 1.6 million or 17.0% and $1.0 million or 17.5% of revenues for the twelve months ended December 31, 1998 and 1997. The increases in cost of revenues on an absolute basis were primarily due to growth of the service organization in 1999 and 1998.

        Cost of license revenues consists primarily of expenses related to media duplication, and packaging of products and amortization of capitalized developed technology (i.e.; Lanacom related). Cost of license revenues was $ 266,000 or 1.1% of revenues for the twelve months ended December 31, 1999 compared to $ 266,000 or 2.8% of revenues for the twelve months ended December 31, 1998. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $ 3.9 million, or 16.8% of revenues, in the twelve months ended December 31, 1999 compared to $ 1.4 million or 14.2% of revenues, in the twelve months ended December 31, 1998. The increase in cost of service revenues was due to growth of the service organization during 1998 and 1999. We expect the cost of service revenues to increase primarily as a result of the increase in service revenues in addition to the continued expansion of the customer support and professional services organizations.

OPERATING EXPENSES

        RESEARCH & DEVELOPMENT

        Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel and Canada. Research and development expenses were $ 5.5 million in the twelve months ended December 31, 1999 compared to $ 4.6 million and $4.0 million in the twelve months ended December 31, 1998 and 1997. We expect our research and development expenses will increase on an absolute basis over the next year as we continue to invest in developing our technology and products, but are expected to decrease as a percentage of revenue.

        SALES AND MARKETING

        Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $ 18.9 million for the twelve months ended December 31, 1999 compared to $ 13.2 million and $12.2 million in the twelve months ended December 31, 1998 and 1997. We expect that sales and marketing expenses will increase on an absolute basis over the next year, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales offices in additional domestic and international locations, but are expected to decrease as a percentage of revenues.

        GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services and legal. General and administrative expenses were $ 4.5 million in the twelve months ended December 31, 1999 compared to $ 3.2 million and $3.0 million in the twelve months ended December 31, 1998 and 1997. We expect general and administrative expenses to increase on an absolute basis in future periods but continue to decrease as a percentage of revenues.

        AMORTIZATION OF GOODWILL, OTHER INTANGIBLES AND DEFERRED STOCK COMPENSATION

        Amortization of goodwill, other intangibles and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997 and deferred stock compensation for 1999. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to two and one-half years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $ 3.6 million for the twelve months ended December 31, 1999 compared to $ 1.8 million and $0.6 million in the twelve months ended December 31, 1998 and 1997.

        OTHER INCOME AND EXPENSE, (NET)

        Other income and expenses (net), includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to other income and expense. Other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the twelve months ended December 31, 1999, other income was $1.9 million compared to $ 218,000 and $132,000 in the twelve months ended December 31, 1998 and 1997. The increase in other income during 1999 was due to interest income generated from the proceeds of the initial public offering.

        INCOME TAXES

        As of December 31, 1999, we had approximately $32.3 million of Israeli net operating loss carryforwards and $1.5 million of U.S. federal net operating loss carryforwards and of $14.2 million of other foreign net losses carryforwards for tax reporting purposes available to offset future taxable income. The U.S. net operating loss carryforwards expire in various amounts between the years 2011 and 2019. The Israeli net operating loss carryforwards have no expiration date.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 we had cash, cash equivalents and short-term investments of $75.6 million. In the twelve months ended December 31, 1999 cash used in the operations was $ 5.3 million primarily associated with development activities and marketing efforts related to commercialization of our products. We have made investments in hardware, software, furniture and fixtures. Capital expenditures on property and equipment were approximately $ 1.4 million in the twelve months ended December 31, 1999. Following the initial public offering, we have repaid loans received from shareholders and a secured credit facility, in the sum of $
2.3 million.

On June 8, 1999, BackWeb sold 5,500,000 shares of Ordinary Shares of the Company in an underwritten public offering and on June 9, 1999 sold an additional 825,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $67.9 million.

Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our current cash balances along with the proceeds raised from the initial public offering will be sufficient to fund our operations for at least the next 24 months.

As of December 31, 1999, the Company had $5,000,000 in an unused available line-of-credit facility.

EFFECTIVE CORPORATE TAX RATES

Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15-25% for the next 5 to 8 years. All of these tax benefits are subject to various conditions and restrictions. See "Israeli Taxation and Investment Programs-Law for the Encouragement of Capital Investments Act 1959." There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

Since we have incurred tax losses through December 31, 1999, we have not yet used the tax benefits for which we are eligible. See "Risk Factors".

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Most of our sales are in U.S. dollars. However a large portion of our costs are incurred in relation to our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European and Asian currencies due to the fact that we operate offices throughout Europe and Asia.

The annual rate of inflation in Israel was 1.3% in 1999, 8.6% in 1998 and 7.0% in 1997. The NIS was devalued against the U.S. dollar by approximately 5.9% in 1999, 17.6% in 1998 and 8.8% in 1997. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.153 for one U.S. dollar on December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). We are required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Since we currently hold no derivative financial instruments as defined by SFAS 133 and do not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material effect on our financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact of SAB 101. Should we determine that a change in our accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of this amendment was expected to have no material impact on our financial condition and the results of operations.

RISK FACTORS

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

        OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND WE HAVE RECENTLY CHANGED OUR STRATEGIC FOCUS.

        We have a limited operating history and an even more limited history operating the business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995 and did not begin generating revenues until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. This change required us to adjust our business processes and make a number of significant personnel changes.

        WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

        We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2000. We incurred net losses of approximately $11.5 million for the year ended December 31, 1999, $14.6 million for the year ended December 31, 1998 and $15.0 million for the year ended December 31, 1997. As of December 31, 1999, we had an accumulated deficit of approximately $49.0 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to increase in 2000. As a result, we will need to generate significant revenues to achieve and maintain profitability.

        OUR BUSINESS WILL SUFFER IF OUR TARGET CUSTOMERS DO NOT ACCEPT INTERNET SOLUTIONS

        Our future revenues and profits, if any, depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of the Internet in the commercial marketplace and on the ability of third parties to provide reliable Internet infrastructure network with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer.

        OUR BACKWEB FOUNDATION PLATFORM AND APPLICATIONS ARE NEW AND IT IS UNCLEAR IF THEY WILL ACHIEVE MARKET ACCEPTANCE

        We do not know if our products will be successful. The market for Internet communications solutions is in its infancy, and we are not certain that our target customers will widely adopt and deploy our technology throughout their networks. Even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. Our future growth depends on the commercial success of BackWeb Foundation and applications developed upon BackWeb Foundation, such as BackWeb Sales Accelerator and BackWeb Service Accelerator.

        RAPID TECHNOLOGICAL CHANGES COULD CAUSE OUR PRODUCTS TO BECOME OBSOLETE

        The Internet communications market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements in a timely manner to meet these technological changes, we may not be able to successfully compete. In addition, our products may become obsolete in which event we may not be a viable business.

        COMPETITION IN THE INTERNET COMMUNICATIONS MARKET MAY REDUCE THE DEMAND FOR, OR PRICE OF, OUR PRODUCTS

        The Internet communications market is intensely competitive and rapidly changing. We expect that competition will intensify in the near-term because of the attention the Internet is currently receiving and because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is new. Competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized software companies in the world.

        OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS AND SEASONALITY

        Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, inter alia:

        - demand for our products and services;

        - the timing and mix of sales of our products and services;

        - loss of customers;

        - changes in the growth rate of Internet usage;

        - delays in introducing new products and services;

        - new product introductions by competitors;

        - changes in our pricing policies or the pricing policies of our competitors;

        - costs related to acquisitions of technology or businesses; and,

        - economic conditions generally as well as those specific to the Internet and related industries.

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectation of public market analysts and investors

        WE ANTICIPATE INCREASED OPERATING EXPENSES, WHICH COULD CAUSE OUR BUSINESS TO SUFFER IF WE DO NOT CORRESPONDINGLY INCREASE REVENUES

        We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, improve operational and financial systems, develop new distribution channels and fund greater levels of research and development. If we do not significantly increase our revenues to meet these increased expenses, our business will suffer.

        OUR GROWTH MAY SUFFER BECAUSE OF THE DIFFICULTIES IN IMPLEMENTING OUR PRODUCTS

        The use of our products by our customers requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties.

        IF WE LOSE A MAJOR CUSTOMER, OUR REVENUES COULD SUFFER BECAUSE OF OUR CUSTOMER CONCENTRATION

        We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers' licenses, our revenues would be adversely affected. In 1997, revenues from two customers represented 19% and 11%, respectively. In 1998, no customer accounted for more than 10% of our revenues. In 1999, revenues from one customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

        OUR LONG AND UNPREDICTABLE SALES CYCLE DEPENDS ON FACTORS OUTSIDE OUR CONTROL AND MAY CAUSE LICENSE REVENUES TO VARY SIGNIFICANTLY

        To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. Even after purchase, our customers tend to deploy BackWeb Foundation slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer's network environment; and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

        FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR GROWTH

        If we fail to substantially expand our direct and indirect sales and marketing operations in our existing markets, our growth will be limited. We have recently expanded our direct sales force in North America and Europe and plan to hire additional sales personnel to meet market demand. Currently, we believe we will need to significantly expand our sales and marketing organization. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in the Internet communications market is intense.

        FAILURE TO DEVELOP KEY STRATEGIC RELATIONSHIPS COULD LIMIT OUR GROWTH

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key independent software vendors (ISVs), resellers, systems integrators, distribution partners and customers. If we fail to develop these strategic partnerships, our growth could be limited.

        WE MAY EXPERIENCE DIFFICULTIES MANAGING OUR EXPECTED GROWTH AND GEOGRAPHIC DISPERSION

        Our ability to successfully offer products and services and to implement our business plan in the rapidly evolving Internet communications market requires an effective planning and management process. We continue to increase the scope of our operations domestically and internationally and expect to grow our headcount substantially depending on market conditions.

        These factors together with our anticipated future operations and geographic dispersion will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and expand, train and manage our work force worldwide.

        OUR INTELLECTUAL PROPERTY COULD BE USED BY THIRD PARTIES WITHOUT OUR CONSENT BECAUSE PROTECTION OF OUR INTELLECTUAL PROPERTY IS LIMITED

        Our success and ability to compete are substantially dependent upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. However, we may not be able to adequately protect our proprietary rights, which may harm our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

        OUR PRODUCTS MAY BE USED IN AN UNINTENDED AND NEGATIVE MANNER

        Our products are used to transmit information through the Internet. Our products could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data, or computer viruses to end-users in the course of delivery. Any such transmission could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

        OUR PROPRIETARY TECHNOLOGY MAY BE SUBJECT TO INFRINGEMENT CLAIMS

        Substantial litigation regarding intellectual property rights exists in the software industry. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segment overlaps. Third parties may make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays; or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

        WE DO NOT HAVE SUFFICIENT INSURANCE TO COVER ALL POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS

        Our products are integrated into our customers' networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability insurance, our insurance would likely not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

        OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF KEY PERSONNEL

        We will need to hire a significant number of additional sales, support, marketing, and research and development personnel in fiscal 2000 and beyond to increase our revenues. If we fail to attract qualified personnel or retain current employees, including, our executive officers and other key employees, our revenues may not increase and could decline. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

        ANY MAJOR DEVELOPMENTS IN THE POLITICAL OR ECONOMIC CONDITIONS IN ISRAEL COULD CAUSE OUR BUSINESS TO SUFFER BECAUSE WE ARE INCORPORATED IN ISRAEL AND HAVE IMPORTANT FACILITIES AND RESOURCES LOCATED IN ISRAEL

        We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as significant executive offices are located in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Inflation in Israel and any devaluation of the NIS against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be negatively affected by fluctuations in the exchange rate between the U.S. dollar and the NIS. If Israel's economy is hurt by a high inflation rate, our operations and financial condition could suffer.

        ANY FUTURE PROFITABILITY MAY BE DIMINISHED IF TAX BENEFITS FROM THE STATE OF ISRAEL ARE REDUCED OR WITHHELD

        Pursuant to the Law for the Encouragement of Capital Investments, the Israel Government has granted "Approved Enterprise" status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or a portion of these tax benefits are reduced. These tax benefits may be cancelled in the event of changes in Israeli government policies or if we fail to comply with requisite conditions and criteria. Currently the most significant conditions which we must continue to meet include making specified investments in fixed assets, maintaining the development and production nature of our facilities, and financing of at least 30% of these investments through the issuance of capital stock.

        THE LOSS OF OUR RIGHT TO USE SOFTWARE LICENSED TO US BY THIRD PARTIES COULD HARM OUR BUSINESS

        We license technology that is incorporated into our products from third parties, including security and encryption software. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new production on a timely and cost-effective basis and respond to emerging industry standards and other technological changes.

        ISRAELI REGULATIONS MAY LIMIT OUR ABILITY TO ENGAGE IN RESEARCH AND DEVELOPMENT AND EXPORT OUR PRODUCTS

        Under Israeli law we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires April 4, 2000. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products; or Israeli law regarding research and development or export of encryption technologies were to change.


        ISRAELI COURTS MIGHT NOT ENFORCE JUDGMENTS RENDERED OUTSIDE OF ISRAEL WHICH MAY MAKE IT DIFFICULT TO COLLECT ON JUDGMENTS RENDERED AGAINST US

        We are incorporated in Israel. Some of our directors and executive officers and the Israeli experts named herein are not residents of the United States and some of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and executive officers or the Israeli experts named herein and enforcement of judgments obtained in the United States against us, and our directors and executive officers, or the Israeli experts named herein, may be difficult to obtain within the United States. BackWeb Technologies, Inc., our U.S. subsidiary, is the U.S. agent authorized to receive service of process in any action against us in any federal or state court arising out of this offering or any related purchase or sale of securities. We have not given consent for this agent to accept service of process in connection with any other claim.

        We have been informed by our legal counsel in Israel, Naschitz, Brandes & Co., that there is doubt as to the enforceability of civil liabilities under U.S. securities laws in original actions instituted in Israel. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:

        - the judgment was rendered by a court which was, according to the laws of the state of the court, competent to render the judgment;

        - the judgment is no longer appealable;

        - the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

        - the judgment is executory in the state in which it was given.

        Even if the above conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

        - the judgment was obtained by fraud;

        - there was no due process;

        - the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

        - the judgment is at variance with another judgment that was given in the same matter between the same parties and which is still valid; or

        - at the time the action was brought in the foreign court a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

        OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF BACKWEB AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS

        Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41.2% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

        WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF BACKWEB, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS

        Provisions of Israel corporate and tax law and of our articles of association may have the effect of delaying, preventing or making more difficult a merger or other acquisition of BackWeb, even if an acquisition would be beneficial to our shareholders.

        Israeli corporate law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving significant shareholders and regulates other matters that may be relevant to these types of transactions. Furthermore, Israel tax considerations may make potential transactions unappealing to us or to some of our shareholders. In addition, our charter documents provide for a staggered board of directors. For further discussion, please see "Description of Share Capital."

        THE NEW ISRAEL COMPANIES LAW MAY CAUSE UNCERTAINTIES REGARDING CORPORATE GOVERNANCE

        The new Israel Companies Law, which became effective on February 1, 2000, has brought about significant changes to Israel corporate law. Under this new law, there may be uncertainties regarding corporate governance in some areas. These uncertainties will persist until this new law has been adequately interpreted, and these uncertainties could inhibit takeover attempts or other transactions and inhibit other corporate decisions.

ITEM 7

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Israel and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
BackWeb Technologies Ltd.


We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                   ERNST & YOUNG LLP

Palo Alto, California
January 21, 2000

                            BACKWEB TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                                    DECEMBER 31,
                                                                                          -------------------------------
                                                                                            1999                   1998
                                                                                          ---------             ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                             $  18,818             $   6,449
    Short-term investments                                                                   56,789                    --
    Trade accounts receivable, net of allowance for doubtful
        accounts of $919 and $561 at December 31, 1999 and 1998                               6,142                 2,590
    Other current assets                                                                      2,344                   712
                                                                                          ---------             ---------
               Total current assets                                                          84,093                 9,751
Property and equipment, net                                                                   1,631                 1,030
Goodwill and other purchased intangibles, net                                                   181                 1,824
Other assets                                                                                    144                    96
                                                                                          ---------             ---------
Total assets                                                                              $  86,049             $  12,701
                                                                                          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL
    DEFICIENCY)
Current liabilities:
    Line of credit                                                                        $      --             $   2,000
    Accounts payable and accrued liabilities                                                  8,576                 3,357
    Deferred revenue                                                                          3,321                 1,666
    Payable to related parties                                                                   50                   304
    Current portion of shareholders' loans                                                      823                   828
                                                                                          ---------             ---------
               Total current liabilities                                                     12,770                 8,155
Accrued severance pay, net                                                                      150                    93
Long-term portion of shareholders' loan                                                          --                   327

Commitments and contingencies

    Series B, C and D redeemable convertible preferred stock, nominal value
        $0.003 per share - no shares and 36,039,377  shares authorized at December
        31,1999 and 1998; no shares and 35,158,788  shares outstanding at
        December 31, 1999 and 1998                                                               --                37,304
Shareholders' equity (net capital deficiency):
    Series A convertible preferred stock, nominal value $0.003 per share no shares and 25,464,110 shares authorized and outstanding at
        December 31, 1999 and 1998                                                               --                   495
    Series E preferred stock, nominal value $0.003 per share
        1 share authorized and outstanding at December 31, 1999
        and 1998                                                                              3,454                 3,454
    Ordinary shares, nominal value $0.01 per share- 150,067,829 shares authorized; 35,153,402 and 2,518,443 shares outstanding at
        December 31, 1999 and 1998                                                          124,301                 2,002
    Notes receivable from shareholders                                                       (3,316)                   --
    Deferred stock compensation                                                              (2,104)               (1,638)
    Accumulated other comprehensive income (loss)                                              (226)                   --
    Accumulated deficit                                                                     (48,980)              (37,491)
                                                                                          ---------             ---------
               Total shareholders' equity (net capital deficiency)                           73,129               (33,178)
                                                                                          ---------             ---------
    Total liabilities and shareholders' equity                                            $  86,049             $  12,701
                                                                                          =========             =========


See accompanying notes.

                            BACKWEB TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                       YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                            1999                 1998                  1997
                                                          --------             --------             --------
Revenues:
    License                                               $ 18,514             $  7,980             $  5,311
    Service                                                  4,749                1,557                  290
                                                          --------             --------             --------
Total revenues                                              23,263                9,537                5,601

Cost of revenues:
    License                                                    266                  266                  182
    Service                                                  3,911                1,353                  796
                                                          --------             --------             --------
               Total cost of revenues                        4,177                1,619                  978
                                                          --------             --------             --------

Gross profit                                                19,086                7,918                4,623
Operating expenses:
    Research and development                                 5,519                4,555                3,955
    Sales and marketing                                     18,876               13,182               12,224
    General and administrative                               4,480                3,182                2,981
    Amortization of goodwill, other
        intangibles, and deferred stock
        compensation                                         3,640                1,824                  557
                                                          --------             --------             --------
               Total operating expenses                     32,515               22,743               19,717
                                                          --------             --------             --------

Loss from operations                                       (13,429)             (14,825)             (15,094)
Interest income and other                                    2,409                  424                  247
Interest expense and other                                    (469)                (206)                (115)
                                                          --------             --------             --------


Net loss                                                  $(11,489)            $(14,607)            $(14,962)
                                                          ========             ========             ========

Basic and diluted net loss per share                      $  (0.59)            $  (6.07)            $  (6.96)
                                                          ========             ========             ========

Shares used in computing basic and
    diluted net loss per share                              19,575                2,408                2,151
                                                          ========             ========             ========

Pro forma basic and diluted net loss per share            $  (0.39)            $  (0.69)
                                                          ========             ========

Shares used in computing pro forma basic and
    diluted net loss per share                              29,115               21,208
                                                          ========             ========




See accompanying notes.

                            BACKWEB TECHNOLOGIES LTD
     CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (NET CAPITAL DEFICIENCY)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                             Shareholders' Equity (Net Capital Deficiency)
                                                                   -----------------------------------------------------------
                                                                                                                      Notes
                                                                                                                    Receivable
                                                                      Preferred shares        Ordinary shares         from
                                                                   ---------------------   ---------------------      Share-
                                                                      Shares       Amount     Shares      Amount      holders
                                                                    -----------   -------   ----------   --------    ----------
 Balance at December 31, 1996                                         25,464,110   $  495    2,148,573   $     20     $    --

 Issuance of one Series E preferred share
 representing rights with respect to 1,426,259
 ordinary shares, pursuant to Lanacom, Inc.
 acquisition                                                                   1    3,454           --         --          --

 Issuance of ordinary shares pursuant to
 options exercised                                                            --       --       15,000         --          --
                                                                      ----------   ------    ----------   --------     -------
 Net loss

 Balance at December 31, 1997                                         25,464,111    3,949     2,163,573         20          --

 Issuance of ordinary shares pursuant to options
 exercised                                                                    --       --       320,885        123          --

 Issuance of ordinary shares in connection with
 Series D redeemable preferred shares to placement
 agent                                                                        --       --        33,985         --          --

 Deferred stock compensation                                                  --       --            --      1,859          --

 Amortization of deferred stock compensation                                  --       --            --         --          --

 Net loss
                                                                     ----------   ------    ----------   --------     -------
 Balance at December 31, 1998                                        25,464,111    3,949     2,518,443      2,002          --

 Conversion of preferred stock to common stock                      (25,464,110)    (495)   23,090,238     47,770          --

 Issuance of ordinary shares, net of $8,339
 of issuance costs                                                           --       --     6,325,000     67,561          --

 Issuance of ordinary shares upon exchange of
 Series E preferred shares                                                   --       --     1,169,242         --          --

 Issuance of ordinary shares pursuant to options
 and warrants exercised                                                      --       --     2,050,479      4,192          --

 Note receivable from shareholders                                           --       --            --         --      (3,538)

 Repayment of note receivable from shareholders                              --       --            --         --         222

 Deferred stock compensation                                                 --       --            --      2,608          --

 Amortization of deferred stock compensation (net)
 and warrant                                                                 --       --            --        168          --

 Unrealized loss on investments                                              --       --            --         --          --

Net loss
                                                                     ----------   ------    ----------   --------     -------
Balance at December 31, 1999                                                  1   $3,454    35,153,402   $124,301     $(3,316)
                                                                     ==========   ======    ==========   ========     =======

                                                                     Shareholders' Equity (Net Capital Deficiency)
                                                              ------------------------------------------------------
                                                                            Accumu-                   Total
                                                                             lated                   Share-
                                                                             Other                   holders'
                                                               Deferred      Compre-                 Equity
                                                                Stock        hensive    Accumu-        Net
                                                                Compen-      Income      lated       Capital
                                                                sation       (Loss)      Deficit    Deficiency)
                                                               ---------    ---------   --------    -----------
Balance at December 31, 1996                                   $      --     $  --      $ (7,922)   $  (7,407)

Issuance of one Series E preferred share
representing rights with respect to 2,844,303
ordinary shares, pursuant to Lanacom, Inc.
acquisition                                                           --        --            --        3,454

Net loss                                                                                 (14,962)     (14,962)
                                                               ---------     -----      --------      -------
Balance at December 31, 1997                                          --        --      $(22,884)     (18,915)

Issuance of ordinary shares pursuant to options
exercised                                                             --        --            --          123

Deferred stock compensation                                       (1,859)       --            --            0

Amortization of deferred stock compensation                          221        --            --          221

Net loss                                                                                 (14,607)     (14,607)
                                                                --------     -----      --------
Balance at December 31, 1998                                      (1,638)       --       (37,491)     (33,178)

Conversion of preferred stock to common stock                         --        --            --       47,275

Issuance of ordinary shares, net of $8,339
of issuance                                                           --        --            --       67,561

Issuance of ordinary shares pursuant to options
and warrants exercised                                                --        --            --        4,192

Note receivable from shareholders                                     --        --            --       (3,538)

Repayment of note receivable from shareholders                                                            222

Deferred stock compensation                                       (2,608)       --            --           --

Amortization of deferred stock compensation
and warrant, net of adjustments for terminations                   2,142        --            --        2,310

Unrealized loss on investments                                        --      (226)           --         (226)

Net loss                                                              --        --       (11,489)     (11,489)
                                                                 -------     -----      --------    ---------
Balance at December 31, 1999                                    $( 2,104)    $(226)     $(48,980)   $  73,129
                                                                 =======     =====      ========    =========

                            BACKWEB TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS,)


                                                                                YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                         1999            1998            1997
                                                                       --------        --------        --------
OPERATING ACTIVITIES
Net loss                                                               $(11,489)       $(14,607)       $(14,962)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Amortization of intangibles, warrant
        and deferred stock compensation                                   4,009           1,984             617
    Depreciation                                                            760             529             300
    Other                                                                    --            (102)            (21)
    Changes in operating assets and liabilities,
        net of effects of acquisition:
        Accounts receivable                                              (3,552)            769          (3,324)
        Other assets                                                     (1,680)           (174)           (126)
        Payable to related parties                                         (254)           (463)            354
        Other liabilities and accrued expenses                            3,990            (292)            133
        Accounts payable                                                    (34)            (621)           123
        Accrued compensation                                              1,263             445             357
        Deferred revenue                                                  1,655             630           1,036
        Severance pay                                                        57              19              35
                                                                       --------        --------        --------
Net cash used in operating activities                                    (5,275)        (11,883)        (15,478)
                                                                       --------        --------        --------

INVESTING ACTIVITIES
Cash received upon acquisition of Lanacom                                                    --             120
Purchase of other assets                                                     --             (29)           (189)
Purchases of property and equipment                                      (1,361)           (390)           (860)
Purchases of short-term investments                                     (64,015)             --              --
Maturities of short-term investments                                      7,000
                                                                       --------        --------        --------
Net cash used in investing activities                                   (58,376)           (419)           (929)
                                                                       --------        --------        --------

FINANCING ACTIVITIES
Proceeds from bank line of credit                                            --           2,500           2,821
Repayment of  bank line of credit                                        (2,000)         (2,021)         (1,300)
Repayment of shareholder loans                                             (332)             --              --
Proceeds from shareholders' notes receivable                                222              --              --
Proceeds from issuance of preferred shares, net                           9,915          11,772           9,195
Proceeds from issuance of ordinary shares, net                           68,215             123              --
                                                                       --------        --------        --------
Net cash provided by financing activities                                76,020          12,374          10,716
                                                                       --------        --------        --------

Net increase (decrease) in  cash and cash equivalents                    12,369              72          (5,691)
Cash and cash equivalents at beginning of the year                        6,449           6,377          12,068
                                                                       --------        --------        --------
Cash and cash equivalents at end of the year                           $ 18,818        $  6,449        $  6,377
                                                                       ========        ========        ========

NONCASH INVESTING AND
FINANCING TRANSACTIONS
Conversion of redeemable preferred stock to common stock               $ 47,275
                                                                       ========
Issuance of Series E preferred stock upon acquisition of Lanacom       $     --        $     --        $  3,454
                                                                       ========        ========        ========

Supplemental Disclosure
Interest paid during the year                                          $    107        $     87        $     25
                                                                       ========        ========        ========
Issuance of ordinary shares for notes receivables                      $ (3,538)       $     --        $     --
                                                                       ========        ========        ========

                            BACKWEB TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BASIS OF PRESENTATION

        BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, "BackWeb" or the "Company") is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and the computer industries.

        The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies U.K. Ltd, a United Kingdom corporation; BackWeb Technologies GMBH, a German corporation; BackWeb Technologies S.A.R.L., a French corporation, BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd, a Japanese corporation.

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

        REVENUE RECOGNITION

        License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon the shipment of products which incorporate the Company's software. License revenue is recognized when a license agreement has been executed or a definitive purchase order has been received, the product has been delivered to end customers, no significant BackWeb obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. For electronic delivery, the software is considered delivered when BackWeb has provided the customer with the access codes (the "key") that allow for immediate possession of the software. If the fee due from the customer is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

        Service revenues are comprised of revenue from support arrangements, consulting fees and training. BackWeb's policy is to recognize license revenue when these services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the product. Support arrangements provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is deferred and recognized on a straight-line basis as service revenue over the life of the related service agreement, typically one year. Consulting and training revenue is deferred and recognized when provided to the customer. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue. In instances where software license agreements include a combination of consulting services, training and support, these separate elements are unbundled from the arrangement based on the element's relative fair value.

        BackWeb adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), and Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1. The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on BackWeb's financial results and operations.

        In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). SOP 98-9 amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after

        March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's financial results.


        RESEARCH AND DEVELOPMENT

        Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on BackWeb's product development process, technological feasibility is established upon the completion of a working model. BackWeb generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 1999 BackWeb has recognized all software development costs to research and development expense in the period incurred.



        FOREIGN CURRENCY TRANSACTIONS

        BackWeb has elected to prepare its financial statements in U.S. dollars, which is also BackWeb's functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the company's research and development expenses is generated in New Israel Shekels ("NIS"). Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional currency of BackWeb Technologies Ltd. and each of its subsidiaries.

        Monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are re-measured using the foreign exchange rate at the balance sheet date in accordance with SFAS No. 52, "Foreign Currency Translations". Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect for 1999 and 1998 was a loss of $117,000 and gain of $163,000 respectively. The foreign currency re-measurement effects were immaterial in 1997.

        ADVERTISING COSTS

        BackWeb accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $528,000, $42,000 and $756,000 respectively.


        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash equivalents consist of money market instruments, bank time deposits and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and two years.

        Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as "available-for-sale" and are carried at fair market value, based on quoted market prices with material unrealized gains and losses, if any, included as a separate component of shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.


        PROPERTY AND EQUIPMENT

        Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

        GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

        BackWeb has recorded goodwill representing the excess of the aggregate purchase price over the fair market value of the tangible and intangible assets acquired in connection with the acquisition of Lanacom, Inc., ("Lanacom"). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life. Intangible assets, consist of the following (in thousands):

                                                                   ESTIMATED         DECEMBER 31,
                                                                     USEFUL      -------------------
                                                                      LIFE        1999         1998
                                                                   ---------     ------       ------
                                                                    (IN YEARS)
               Goodwill .....................................          2.5       $3,224       $3,224
               Developed technology .........................          2.5          400          400
               Other intangibles ............................            2          580          580
                                                                                 ------       ------
                                                                                  4,204        4,204
               Less: Accumulated amortization ...............                     4,023        2,380
                                                                                 ------       ------
               Goodwill and other intangibles,  net                              $  181       $1,824
                                                                                 ======       ======

        CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash equivalents, short-term investments and trade receivables. BackWeb's cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities.
        The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

        BackWeb sells its products to customers primarily in the United States. BackWeb performs ongoing credit reviews of its customers' financial condition and generally does not require collateral. BackWeb maintains reserves to provide for estimated credit losses. Provision for bad and doubtful debts in the years ended December 31, 1999, 1998 and 1997 were $533,000, $677,000 and $485,000 respectively. Bad debt write-off's of accounts in the years ended December 31, 1999, 1998 and 1997 totaled $175,000, $591,000 and $10,000, respectively.

        In 1999 revenue from one customer which was $3.1 million represented 13% of total revenue for that year. No customer represented more than 10% of total revenues in 1998. In 1997, revenues from two customers represented 19% and 11% of total revenues respectively.


        NET LOSS PER SHARE


        The basic and diluted net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the period.

        The basic and diluted "pro forma" net loss per share, as presented in the statements of operations, has been computed using the weighted-average number of ordinary shares outstanding during the period and also takes effect of the conversion of all preferred shares that converted automatically upon completion of the Company's initial public offering (using the "as-if" converted method) from original date of issuance.

        The following table presents the calculation of the basic, diluted, pro forma basic and diluted net loss per ordinary share (in thousands, except per share data):


                                                                              YEAR ENDED           YEAR ENDED
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                 1999                 1998
                                                                             ------------          ------------
               Net loss ...........................................            $(11,489)            $(14,607)
                                                                               ========             ========
               Basic and diluted:
                 Weighted-average shares ..........................              20,421                2,408
                 Less weighted-average shares subject to
                    repurchase ....................................                (846)                   -
                                                                               --------             --------
               Shares used in computing basic and diluted net loss
                 per share ........................................              19,575                2,408
                                                                               ========             ========
               Basic and diluted net loss per share ...............            $  (0.59)            $  (6.07)
                                                                               ========             ========
               Pro forma:
                 Shares used above ................................              19,575                2,408
                 Pro forma adjustment to reflect weighted effect of
                    assumed conversion of redeemable convertible
                    and convertible preferred stock ...............               9,540               18,800
                                                                               --------             --------
                 Shares used in computing pro forma basic and
                    diluted net loss per share ....................              29,115               21,208
                                                                               ========             ========
                 Pro forma basic and diluted net loss per share ...            $  (0.39)            $  (0.69)
                                                                               ========             ========

                All preferred stock, outstanding stock options, and warrants have been excluded from the calculation of the diluted loss per ordinary share because all such securities are considered to be anti-dilutive for all periods presented in the statement of operations. The total number of ordinary shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were: 7,672,723 for the year ended December 31, 1999, 25,657,825 for the year ended December 31, 1998 and 20,796,354, for the year ended December 31, 1997.

                Such securities as noted in the preceding paragraph would have been included in the computation of the diluted net income per share using the treasury stock method.


        STOCK-BASED COMPENSATION

        BackWeb has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of BackWeb's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See the pro forma disclosures of the application of SFAS 123 in Note 8.

        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        The accumulated and other comprehensive loss consists entirely of unrealized losses on short-term investments. As at December 31, 1999 the amount was $226,000. There was no amount for 1998.

        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). BackWeb is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because BackWeb currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on BackWeb's financial condition or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

2. SHORT-TERM INVESTMENTS

The following is a summary of the company's investment portfolio as of December 31, 1999 (in $ thousands):


                                                      Unrealized       Estimated
                                      Cost              Losses          Fair Value
                                     -------          ----------       ---------
Money market funds                   $30,000            $   -           $30,000
Corporate debt securities             27,015             (226)           26,789
                                     -------            -----           -------
Totals                               $57,015            $ 226           $56,789
                                     =======            =====           =======

        All investments mature within two years. At December 31, 1999 the total amounts of investments due within one year and due after one year through two years are $43.3 million and $13.5 million respectively.

3. PROPERTY AND EQUIPMENT

        Property and equipment at cost, consists of the following (in thousands):


                                                                                  DECEMBER 31,
                                                                           ---------------------------
                                                                            1999                 1998
                                                                           -------             -------
               Computer equipment .................................        $ 2,145             $ 1,493
               Office equipment, furniture, fixtures, and other ...          1,117                 408
                                                                           -------             -------
                                                                             3,262               1,901
               Less accumulated depreciation ......................         (1,631)               (871)
                                                                           -------             -------
               Property and equipment, net ........................        $ 1,631             $ 1,030
                                                                           =======             =======


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities consist of the following (in $ thousands):

                                                                               DECEMBER 31,
                                                                       ------------------------
                                                                        1999              1998
                                                                       ------            ------
               Accounts payable ...............................        $  807            $  841

               Accrued compensation and related expense........         2,519             1,256
               Sales events ...................................           950                 -
               Other ..........................................         4,300             1,260
                                                                       ------            ------
                                                                       $8,576            $3,357
                                                                       ======            ======


5. RELATED PARTIES

        SHAREHOLDERS' LOANS

        In 1995, BackWeb signed an agreement with its early investors (the "Early Investors"), according to which the Early Investors provided BackWeb with loan financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors were converted into a shareholders' loan on the same terms as the $500,000 loan. As of December 31, 1999, the loan balance was $823,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments.

        SERVICES FROM AFFILIATES

        The Early Investors provided BackWeb with professional services relating primarily to management and administrative services in return for reimbursement of specifically identified expenses and salaries. Amounts incurred for these services were approximately $7,000, $220,000 and $516,000, during the years ended December 31, 1999, 1998 and 1997 respectively. BackWeb reimbursed BRM Technologies Ltd. ("BRM"), a related party, for technology and administrative services on the basis of specific cost plus markup and specifically identified expenses at cost. Amounts incurred for these services were approximately $235,000, $873,000 and $1.2 million during the years ended December 31, 1999, 1998 and 1997 respectively.

        BackWeb believes that the amounts charged in connection with the services from founders approximate the cost that would have been incurred if BackWeb would have incurred these costs internally.


        STOCK OPTIONS

        Pursuant to the Founding Agreement, BackWeb granted to its Early Investors the right to have grant of stock options for up to 792,167 ordinary shares of common stock for any person or entity. Through December 31, 1999, options for 779,107 ordinary shares have been granted and 13,060 shares remain available. This pool of options has been used by the Early Investors in granting options to employees and consultants of BRM and other related companies. .

        Some shareholders and officers of BackWeb have a controlling interest in another company deemed to be a related party.

        REVENUE FROM AFFILIATES

        During 1999, the company recorded revenues of $1,132,500 related to products licensed to a related party. As of December 31, 1999 $632,500 is included in account receivable.

6. COMMITMENTS AND CONTINGENCIES

        LEASES

        BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):


                    2000 .................................   $1,161
                    2001 .................................      808
                    2002 .................................      401
                    2003 .................................      153
                                                             ------
                                                             $2,523
                                                             ======

Rent expense approximated $918,000, $695,000 and $458,000 for the years ended December 31, 1999, 1998 and 1997 respectively.

        BANK LINE OF CREDIT

        In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2%-4%. The borrowing under the line of credit at December 31, 1998 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at December 31, 1999.


        The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of December 31, 1999,
        BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.


        CONTINGENCIES

        From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or the results of operations or cash flows of the Company.


7. SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

        ORDINARY SHARES

        In June 1999, the company completed an initial public offering of 6,325,000 ordinary shares at $12 per share, resulting in net proceeds of approximately $67.9 million.

        The Company's Articles of Association, as amended, authorizes the Company to issue 150,067,829 Ordinary Shares of common stock at a nominal value of NIS 0.03 per share.

        Ordinary shares subject to future issuance are as follows:



                                                                                                              DECEMBER 31,
                                                                                                                  1999
                                                                                                              ------------
               Exchange of BWC shares (represented by Series E preferred stock) into ordinary shares ...        1,426,259
               Exercise of outstanding options .........................................................        5,271,131
               Ordinary shares available for grant under stock option plans ............................        2,624,642
               Exercise of preferred stock warrants outstanding and conversion to ordinary shares ......          128,333


        STOCK SPLIT

        In April 1999, the shareholders approved a one-for-three reverse ordinary stock split. All ordinary share numbers and preferred stock conversion ratios have been retroactively adjusted to reflect the reverse stock split.

        PREFERRED STOCK

        The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which has been issued at December 31,1999.

        Immediately prior to the completion of the Company's initial public offering all outstanding shares of Series A, B, C and D preferred stock converted into an aggregate of 23,090,238 ordinary shares. At December 31, 1999, one share of Series E preferred stock was outstanding (representing voting rights with respect to 1,426,259 ordinary shares).

        Preferred stock prior to the initial public offering was composed of the following (in thousands):

                                                                    SHARES           SHARES ISSUED          LIQUIDATION
                                                                  AUTHORIZED       AND OUTSTANDING           PREFERENCE
                                                                  ----------       ----------------          ----------
               Redeemable convertible preferred stock:
               Series B ..............................             4,237,640         4,237,640                3,207,893
               Series C-1 ............................            10,482,608        10,482,608               12,054,999
               Series C-2 ............................             3,919,129         3,047,232                3,504,317
               Series D ..............................            17,400,000        17,391,308               20,000,004
               Series D-1 ............................             8,647,815         8,647,815                9,944,987
                                                                  ----------        ----------               ----------
                                                                  44,687,192        43,806,603                8,712,200
                                                                  ==========        ==========               ==========
               Series A convertible preferred stock ..            25,464,110        25,464,110                2,024,397
                                                                  ==========        ==========               ==========
               Series E preferred stock ..............                     1                  1                       -
                                                                  ==========            =======              ==========

The following summarizes the redeemable convertible preferred stock activity (in thousands):

                                       SERIES B              SERIES C              SERIES D
                                   -----------------    ------------------   ------------------
                                   SHARES    AMOUNT     SHARES     AMOUNT    SHARES      AMOUNT
                                   ------    -------    -------   --------   -------    --------
Balance at December 31, 1996 ...    4,237    $ 3,090     11,722   $ 13,247         -    $      -
Issuance of Series C ...........        -          -        870        972         -           -
Issuance of Series D ...........        -          -          -          -     8,078       8,223
                                   ------     ------    -------   --------   -------    --------
Balance at December 31, 1997 ...    4,237      3,090     12,592     14,219     8,078       8,223
Issuance of Series D ...........        -          -          -          -     9,313      10,699
Issuance of Series C ...........        -          -        939      1,073         -           -
                                   ------     ------    -------   --------   -------    --------
Balance at December 31, 1998 ...    4,237      3,090     13,531     15,292    17,391      18,922
Issuance of Series D ...........        -          -          -          -     8,648       9,915
Conversion to ordinary shares ..   (4,237)    (3,090)   (13,531)   (15,292)  (26,039)    (28,837)
                                   ------     ------    -------   --------   -------    --------
Balance at December 31, 1999 ...        -    $     -          -   $      -         -    $      -
                                   ======    =======    =======   ========   =======    ========

        Series E preferred stock was issued to a trustee in connection with the Lanacom acquisition and represents the voting and exchange rights of the BackWeb Canada Inc., (BWC) exchangeable common shares. The registered holder of the Series E preferred stock is entitled to have a number of votes equal to the number of outstanding exchangeable shares of BWC. The holder of the Series E preferred stock shall not be entitled to receive any dividend declared and paid by BackWeb Ltd. However, if such a dividend is declared by BackWeb Ltd, an equivalent dividend will be declared simultaneously by BWC on the exchangeable shares. Series E preferred stock shall be canceled when there will be no outstanding exchangeable shares of BWC.

        In March 1999, BackWeb issued 8,647,815 shares of Series D-1 redeemable convertible preferred stock to investors at $1.15 per share, resulting in net cash proceeds of approximately $9.9 million.

        STOCK WARRANT

        In December 1996 and March 1997, in connection with the Series C financing, BackWeb issued warrants to purchase 1,810,432 Series C-2 redeemable convertible preferred shares at an exercise price of $1.15 per share. In December 1998, warrants to purchase 938,536 shares were exercised while the remainder of 871,896 expired.

        In December 1998, in connection with a bank loan, BackWeb issued a warrant for the purchase of 385,000 shares of Series C-2 redeemable convertible preferred shares at $1.15 per share. The warrant is exercisable through the earlier of a merger or consolidation of BackWeb, or December 2003. The warrant fair value of $224,000 was amortized over the term of the bank line of credit in 1999.

        STOCK OPTION PLANS

        Under the 1996 Israel Stock Option Plan (the "1996 Israel Plan"), BackWeb is authorized to grant options to purchase ordinary shares to its Israeli employees and other eligible participants. Options granted under the 1996 Israeli Plan expire seven years from the date of grant and terminate upon the termination of the option holders employment or other relationship with BackWeb. The options vest ratably over a four-year period.

        Under the 1996 U.S. Stock Option Plan (the "1996 U.S. Plan"), BackWeb is authorized to grant incentive stock options to employees and non-statutory stock options to employees, officers, directors and consultants at BackWeb or any other member of the BRM group. Options granted under the 1996 U.S. Plan expire no later than seven years from the date of grant and generally vest over a four year period. BackWeb is no longer granting options under the 1996 U.S. Plan. In the event of merger, sale or dissolution of the Company, all options will terminate immediately, except to the extent the options are assumed by the Successor Corporation.

        Under the 1998 U.S. Option Plan (the "1998 U.S. Plan"), BackWeb is authorized to grant incentive stock options to employees and non-statutory stock options and share purchase rights to employees, directors and consultants. The number of shares authorized and reserved under the plan will be subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 1,400,000 shares, 3% of the outstanding shares on such date or an amount determined by the Board of Directors. The exercise price of incentive stock options must not be less than the fair market value of its ordinary share at the date of the grant. Options granted under the 1998 U.S. Option Plan generally vest over four years. In the event of an acquisition of BackWeb, the options will accelerate and become fully vested, except to the extent the options are not assumed by the Successor Corporation.

        BackWeb introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. BackWeb has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase ordinary shares at 85% of the lesser of the fair market value of BackWeb's ordinary shares on the first day of the applicable offering period or the last day of the applicable purchase period.

        A summary of activity under the stock option plans is as follows:


                                                                                                                        WEIGHTED-
                                                                                                       WEIGHTED-        AVERAGE
                                                  SHARES                                               AVERAGE         FAIR VALUE
                                                 AVAILABLE          OPTIONS          PRICE PER         EXERCISE        OF OPTION
                                                 FOR GRANT         OUTSTANDING         SHARE            PRICE            GRANTED
                                                ------------      ------------      ------------     ------------     ------------
               Balance at December 31, 1996        3,298,500         1,701,500      $0.03-$ 0.36     $       0.09     $       0.03
                 Options granted ..........       (1,890,367)        1,890,367      $1.05-$ 1.20     $       1.17
                 Options exercised ........               --           (15,000)     $0.03-$ 0.24     $       0.18
                 Options canceled .........          191,667          (191,667)     $0.03-$ 1.20     $       0.90
                                                ------------      ------------
               Balance at December 31, 1997        1,599,800         3,385,200      $0.03-$ 1.20     $       0.66     $       0.21
                 Options authorized .......        1,666,667                --                --               --
                 Options granted ..........       (3,236,500)        3,236,847      $1.20-$ 2.10     $       1.83
                 Options exercised ........               --          (320,885)     $0.03-$ 1.20     $       0.39
                 Options canceled .........          997,253          (996,349)     $0.12-$ 1.50     $       1.05
                                                ------------      ------------
               Balance at December 31, 1998        1,027,220         5,304,813      $0.03-$ 2.10     $       1.32     $       0.33
                                                ------------      ------------
                 Options authorized .......        3,600,000                --                --               --
                 Options granted ..........       (2,688,886)        2,688,886      $1.50-$38.38     $      10.66
                 Options exercised ........               --        (2,036,260)     $0.03-$ 5.79     $       2.07
                 Options canceled .........          686,308          (686,308)     $0.12-$27.19     $       4.22
                                                ------------      ------------
               Balance at December 31, 1999        2,624,642         5,271,131      $0.03-$38.38     $       5.41     $      10.85
                                                ============      ============


        Exercise prices for options outstanding as of December 31, 1999 and the weighted-average remaining contractual life are as follows:



                                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                        -----------------------------------------------         ------------------------------
                                                             WEIGHTED-
                                           NUMBER             AVERAGE          WEIGHTED-                             WEIGHTED-
                   RANGE OF             OUTSTANDING AT       REMAINING          AVERAGE         EXERCISABLE AT        AVERAGE
                   EXERCISE               DECEMBER 31,      CONTRACTUAL        EXERCISE          DECEMBER 31,         EXERCISE
                    PRICES                   1999              LIFE             PRICE               1999               PRICE
                 --------------         --------------      -----------        --------         --------------       ---------
                                                                            (IN YEARS)
                     $0.03                  571,319            2.99           $    0.03            571,319           $    0.03
                 $0.12--$1.05               220,551            4.24                0.47            100,467                0.47
                     $1.20                  423,988            5.47                1.20            235,726                1.20
                     $1.50                  641,688            8.60                1.50             79,959                1.50
                     $2.10                1,528,697            7.85                2.10            327,464                2.10
                  $2.70--$8.10            1,198,888            9.22                5.15             15,556                5.15
                 $16.75-$38.38              686,000            8.80               25.53                 --               25.53
                                          ---------                                              ---------
                 $0.03--$38.38            5,271,131            7.57           $    5.41          1,330,491           $    0.88
                                          =========                                              =========

        During the year ended December 31, 1999 and 1998, in connection with the grant of certain share options, BackWeb recorded as deferred stock compensation of $2,608,000 and $1,859,000 respectively. Such amounts represented the difference between the exercise price and the deemed fair market value of BackWeb's ordinary share on the date such stock options were granted. Such amount is being amortized based on an accelerated method over the vesting period of the options, generally four years. In 1999 and 1998, BackWeb recorded amortization of deferred stock compensation expense of approximately $2,142,000 and $221,000 respectively. At December 31, 1999, BackWeb had a total of $2,104,000 remaining to be amortized.

        RESTRICTED SHARES ISSUED FOR PROMISSORY NOTES

        On March 25, 1999, several key employees and one director exercised options for 1,141,333 ordinary shares for promissory notes in the aggregate amount of $3,538,000. The notes are full recourse and are secured by the shares, bear interest at a rate in the range of 5.25% to 6% per annum and are payable over the remaining options vesting period. The shares are restricted and are subject to a right of repurchase in favor of BackWeb in accordance with the original options' vesting schedule, which is generally four years.

        ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. If the compensation expense for options granted for the years ended December 31, 1999, 1998 and 1997 respectively, had been determined based on the fair market value at the grant dates as prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                                            DECEMBER 31,
                                                         ---------------------------------------------------
                                                            1999                1998                1997
                                                         ----------          ----------          ----------
                                                                           (IN THOUSANDS)
               Net loss:
                 As reported ........................    $  (11,489)         $  (14,607)         $  (14,962)
                 Pro forma ..........................    $  (15,365)         $  (14,731)         $  (15,055)
               Basic and diluted loss per share:
                 As reported ........................    $    (0.59)         $    (6.07)         $    (6.96)
                 Pro forma ..........................    $    (0.78)         $    (6.12)         $    (7.00)

        Because the determination of fair market value of all options granted after the time the Company became a public entity include volatility factors, the above results may not be representative of future periods.

        The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:


                                                 Year ended December 31,
                                                --------------------------
                                                1999       1998       1997
                                                ----       ----       ----
               Risk-free interest rates           6%        6%         6%
               Expected lives (in years)          5         5          5
               Dividend yield                     0%        0%         0%
               Expected volatility              100%        0%         0%


8. INCOME TAXES

        Pretax loss from foreign operations (non-Israel) was approximately $6,487,000 in 1999, $3,621,000 in 1998 and $2,648,000 in 1997.

        ISRAELI INCOME TAXES

        BackWeb's investment program has been granted the status of "Approved Enterprise" by the Israel government under the law for the Encouragement of Capital Investments Act, 1959 (the "Law"). Income derived in Israel from the "Approved Enterprise" entitles BackWeb to tax exemption for a period of two years commencing in the first year that it will earn taxable income. After this BackWeb is entitled to a reduced tax rate of 10% - 25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb). The tax benefit period is limited to the earliest of 12 years from completion of the investment under the plan or December 31, 2009. Thereafter, BackWeb will be subject to the regular corporate tax rate of 36% on its Israel income. Income from sources other than the "Approved Enterprise" will be subject to tax at the regular rate of 36%.

        BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income was distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits (currently 25%). As of December 31, 1999, BackWeb is in the process of completing the investments required under the program. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to refund tax benefits already received at that time (inclusive of interest and penalties). The conditions that are specified include inter alia making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity.

        As of December 31, 1999, BackWeb had approximately $32,300,000 of Israeli net operating loss carry-forwards. The Israeli loss carry-forwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

        U.S. INCOME TAXES

        At December 31, 1999, the Company has U.S. Federal net operating loss carry-forwards for income tax purposes of approximately $1,500,000. The net operating loss expires in various amounts between the years 2011 and 2019.

        Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

        DEFERRED INCOME TAXES

        Deferred tax assets and liabilities reflect the net tax effects of net operating loss and credit carry-forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the BackWeb's deferred tax assets and liabilities for federal and state income taxes are as follows:


                                                                                     December 31,
                                                                                ------------------------
                                                                                 1999             1998
                                                                                -------          -------
               Deferred tax assets:
               U.S. Net operating loss carryforwards ..................         $   600          $   400
               Other foreign net operating loss carryforwards .........           4,300            2,300
               Reserves not currently deductible ......................             300              200
               Other, net .............................................             400              200
                                                                                -------          -------
               Total deferred tax assets ..............................           5,600            3,100
               Valuation allowance for deferred tax assets ............          (5,600)          (3,100)
                                                                                -------          -------
               Net deferred tax assets ................................         $     -          $     -
                                                                                =======          =======


        For the years ended December 31, 1998 and 1997 the valuation allowance increased by $2,100,000 and $700,000, respectively.

        Approximately $500,000 of the deferred tax asset for U.S. net operating losses relate to stock option deductions the benefit of which will be credited to equity upon realization.

        At December 31, 1999, BackWeb had other foreign net operating loss carry-forwards of approximately $14.2 million. The net operating losses expire in various amounts between 2002 and 2005.


9. SEGMENTS AND GEOGRAPHIC INFORMATION

        BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas based on the location of the entity making that sale (in thousands):


                                                                        DECEMBER 31 ,
                                                           ---------------------------------------
                                                             1999           1998             1997
                                                           -------         -------         -------
               Revenues from sales to
                 unaffiliated customers:
                 Israel ..........................         $ 6,401         $ 1,623         $   593
                 United States ...................          16,506           7,574           4,979
                 Canada ..........................             356             340              29
                                                           -------         -------         -------
                                                           $23,263         $ 9,537         $ 5,601
                                                           =======         =======         =======
               Long-lived assets:
                 Israel ..........................         $   517         $   257         $   257
                 United States ...................           1,013             650             972
                 Canada ..........................             264           1,849           3,527
                 Other ...........................              18              98              --
                                                           -------         -------         -------
                                                           $ 1,812         $ 2,854         $ 4,756
                                                           =======         =======         =======

        Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in Europe and the Far East.



10. SUBSEQUENT EVENT

        On January 17, 2000, RealNetworks Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks Inc. acquired 458,000 Ordinary Shares in exchange for payment of $14,999,500. Further, RealNetworks acquired a warrant to purchase up to 114,500 Ordinary Shares at an exercise price of $32.75 per share.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


Certain information required by Part III is incorporated by reference in this Form 10-K from the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10 DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

The information with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 is incorporated by reference from the Proxy Statement.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Proxy Statement.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 11 is incorporated by reference from the Proxy Statement.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 11 is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K:

        Page Report of Ernst & Young LLP, Independent Auditors

                Consolidated Financial Statements

                        Balance Sheets as of December 31, 1999 and 1998 Statements of Operations for the three years ended December 31, 1999.
                        Statements of Stockholders' Equity for the three years ended December 31, 1999.
                        Statements of Cash Flows for the three years ended December 31, 1999.
                        Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. EXHIBITS

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
3.1                   Articles of Association of Registrant*

3.2 Memorandum of Association of Registrant (English translation)*

4.1                   Specimen of Ordinary Share Certificate*

4.2                   Fourth Amended and Restated Rights Agreement*

4.3                   Form of Liquidity Proposal between BackWeb Technologies,
                      Ltd. and the Exchangeable shareholders*

10.1                  1996 Israel Share Option Plan (English translation)*

10.2                  1996 U.S. Share Option Plan*

10.3                  1998 U.S. Share Option Plan*

10.4                  1999 Employee Stock Purchase Plan*

10.5                  Lease Agreement for 3 Abba Hillel Street, Ramat Gan,
                      Israel (English translation) *

10.6                  Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
                      (English translation) *

10.7                  Lease Agreement for 2077 Gateway Place, Suite 500, San
                      Jose, California *

10.8                  Form of Agreement by and among Interad (1995) Ltd. and Nir
                      Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
                      Holdings (1995) Ltd., and Lior Hass and Iftah Sneh *

10.9 Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit
                      Corporation, dated as of December 24, 1998 *

10.10                 Voting and Exchange Trust Agreement between BackWeb
                      Technologies Ltd., BackWeb Canada Inc. and the Trust
                      Company of Bank of Montreal, dated as of August 8, 1997 *

10.11                 Fourth Amended and Restated Rights Agreement, dated as of
                      March 24, 1999 *

10.12                 Agreement and Plan of Acquisition by and among BackWeb
                      Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
                      Anthony Davis, dated as of July 1, 1997 *

10.13+                Software License and Distribution Agreement for Embedded
                      Products, by and between BackWeb Technologies Ltd. and SAP
                      AG, dated March 17, 1999 *

10.14+ Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development
                      B.V., dated as of December 30, 1998 *

20.1                  January 26, 1999 Press Release: "BackWeb Reports Fourth
                      Quarter and Fiscal Year-End Results"

21.1                  Subsidiaries of the Registrant *

27.1                  Financial Data Schedule


(b) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.


---------------------------

* incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)
+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2000.


                                              BACKWEB TECHNOLOGIES LTD.


                                              By: /s/ Eli Barkat
                                                  -----------------------------
                                                      Eli Barkat,
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


            SIGNATURE                                           TITLE                                DATE
            ---------                                           -----                                ----
      /s/ Eli Barkat                                   Chief Executive Officer and              March 27, 2000
-------------------------------------                  Director
      Eli Barkat                                       (Principal Executive Officer)



      /s/ Hanan Miron                                  Chief Financial Officer                  March 27, 2000
-------------------------------------                  (Principal Financial and
      Hanan Miron                                      Accounting Officer)



      /s/ Charles Federman                             Director                                 March 27, 2000
-------------------------------------
      Charles Federman


      /s/ William Larson                               Director                                 March 27, 2000
-------------------------------------
      William Larson


      /s/ Joseph Gleberman                             Director                                 March 27, 2000
-------------------------------------
      Joseph Gleberman


      /s/ Gil Shwed                                    Director                                 March 27, 2000
-------------------------------------
      Gil Shwed

                                 EXHIBIT INDEX



Exhibit No.           Description
-----------           -----------
3.1                   Articles of Association of Registrant *

3.2 Memorandum of Association of Registrant (English translation) *

4.1                   Specimen of Ordinary Share Certificate *

4.2                   Fourth Amended and Restated Rights Agreement *

4.3                   Form of Liquidity Proposal between BackWeb Technologies,
                      Ltd. and the Exchangeable shareholders *

10.1                  1996 Israeli Share Option Plan (English translation) *

10.2                  1996 U.S. Share Option Plan *

10.3                  1998 U.S. Share Option Plan *

10.4                  1999 Employee Stock Purchase Plan *

10.5                  Lease Agreement for 3 Abba Hillel Street, Ramat Gan,
                      Israel (English translation) *

10.6                  Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
                      (English translation) *

10.7                  Lease Agreement for 2077 Gateway Place, Suite 500, San
                      Jose, California *

10.8                  Form of Agreement by and among Interad (1995) Ltd. and Nir
                      Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
                      Holdings (1995) Ltd., and Lior Hass and Iftah Sneh *

10.9 Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit
                      Corporation, dated as of December 24, 1998 *

10.10                 Voting and Exchange Trust Agreement between BackWeb
                      Technologies Ltd., BackWeb Canada Inc. and the Trust
                      Company of Bank of Montreal, dated as of August 8, 1997 *

10.11                 Fourth Amended and Restated Rights Agreement, dated as of
                      March 24, 1999 *

10.12                 Agreement and Plan of Acquisition by and among BackWeb
                      Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
                      Anthony Davis, dated as of July 1, 1997 *

10.13+                Software License and Distribution Agreement for Embedded
                      Products, by and between BackWeb Technologies Ltd. and SAP
                      AG, dated March 17, 1999 *

10.14+ Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development
                      B.V., dated as of December 30, 1998 *

20.1                  January 26, 1999 Press Release: "BackWeb Reports Fourth
                      Quarter and Fiscal Year-End Results"

21.1                  Subsidiaries of the Registrant *

23.1                  Consent of Ernst & Young LLP, Independent Auditors

27.1                  Financial Data Schedule



-------------------------

* incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.