Form 10-Q
period 2000-03-31
BACKWEB TECHNOLOGIES LTD
filed 2000-05-12
CIK 1082064

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                         COMMISSION FILE NUMBER 0-26241

                            BACKWEB TECHNOLOGIES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                ISRAEL                                 _____________________
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

   3 ABBA HILLEL STREET, RAMAT-GAN, ISRAEL                    52136
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 (972) 3-7518464
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares of the registrant's Ordinary Shares outstanding as of April 30, 2000 was 37,151,506 shares.

                            BACKWEB TECHNOLOGIES LTD.

                          QUARTERLY REPORT ON FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                                         PAGE
                                                                                                                         ----
PART I       FINANCIAL INFORMATION
Item 1.           Financial Statements (unaudited)....................................................................
                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999
                  Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999
                  Notes to Consolidated Financial Statements
Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations...............
Item 3.           Quantitative and Qualitative Disclosure About Market Risk...........................................

PART II      OTHER INFORMATION
Item 1.           Legal Proceedings...................................................................................
Item 2.           Changes in Securities and Use of Proceeds...........................................................
Item 3.           Defaults Upon Senior Securities.....................................................................
Item 4.           Submission of Matters to a Vote of Security Holders.................................................
Item 5.           Other Information...................................................................................
Item 6.           Exhibits and Report on Form 8-K.....................................................................

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            BACKWEB TECHNOLOGIES LTD.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)
                                     ASSETS




                                                                                                     MARCH 31,       DECEMBER 31,
                                                                                                       2000             1999
                                                                                                     ---------       ------------
Current assets:
  Cash and cash equivalents ..................................................................       $  41,522        $  18,818
  Short-term investments .....................................................................          44,983           56,789
  Trade accounts receivable, net of allowance for doubtful accounts of $1074 and $919
 At March 31,2000 and December 31, 1999 ......................................................           8,000            6,142
  Other current assets .......................................................................           2,927            2,344
                                                                                                     ---------        ---------
          Total current assets ...............................................................          97,432           84,093
Property and equipment, net ..................................................................           1,788            1,631
Other assets .................................................................................             178              325
                                                                                                     ---------        ---------
          Total assets .......................................................................       $  99,398        $  86,049
                                                                                                     =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ...................................................       $   7,569        $   8,576
  Deferred revenue ...........................................................................           3,131            3,321
  Payable to related parties .................................................................              --               50
  Current portion of shareholders' loans .....................................................             368              823
                                                                                                     ---------        ---------
          Total current liabilities ..........................................................          11,068           12,770
Long-term deferred revenue ...................................................................             113               --
Accrued severance pay, net ...................................................................             222              150

Shareholders' equity:
  Series E preferred stock, nominal value $0.003 per share; one share authorized
     and outstanding at March 31,2000 and December 31, 1999 ..................................           3,454            3,454
  Ordinary shares, nominal value $0.01 per share; 150,067,829 shares authorized; 37,123,584
    shares outstanding at March 31,2000 and 35,153,402 shares outstanding at December 31, 1999         141,155          124,301
  Notes receivable from shareholders .........................................................          (3,316)          (3,316)
  Deferred stock compensation ................................................................          (1,825)          (2,104)
  Accumulated other comprehensive loss .......................................................            (341)            (226)
  Accumulated deficit ........................................................................         (51,132)         (48,980)
                                                                                                     ---------        ---------
          Total shareholders' equity .........................................................          87,995           73,129
                                                                                                     ---------        ---------
          Total liabilities and shareholders' equity .........................................       $  99,398        $  86,049
                                                                                                     =========        =========


           See accompanying notes to consolidated financial statements

                            BACKWEB TECHNOLOGIES LTD.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                          ----------------------------------------
                                                                          MARCH 31, 2000            MARCH 31, 1999
                                                                          --------------            --------------
Revenues:
  License ...................................................                $  6,883                 $  3,308
  Service ...................................................                   2,020                      789
                                                                             --------                 --------
          Total revenues ....................................                   8,903                    4,097
Cost of revenues:
  License ...................................................                      32                       73
  Service ...................................................                   1,329                      592
                                                                             --------                 --------
          Total cost of revenues ............................                   1,361                      665
                                                                             --------                 --------
Gross profit ................................................                   7,542                    3,432
Operating expenses:
  Research and development ..................................                   1,843                      997
  Sales and marketing .......................................                   6,936                    3,831
  General and administrative ................................                   1,596                      931
  Amortization of goodwill, other intangibles, and deferred
     stock compensation .....................................                     447                    1,202
                                                                             --------                 --------
          Total operating expenses ..........................                  10,822                    6,961

Loss from operations ........................................                  (3,280)                  (3,529)
Other income (expense), net .................................                   1,128                     (157)
                                                                             --------                 --------
Net loss ....................................................                $ (2,152)                $ (3,686)
                                                                             ========                 ========
Basic and diluted net loss per share ........................                $  (0.06)                $  (1.40)
                                                                             ========                 ========
Shares used in computing basic and diluted net loss per share                  35,985                    2,627
                                                                             ========                 ========
Pro forma basic and diluted net loss per share ..............                $     --                 $  (0.16)
                                                                             ========                 ========
Shares used in computing pro forma basic and diluted net
  loss per share ............................................                      --                   23,058
                                                                             ========                 ========


           See accompanying notes to consolidated financial statements

                            BACKWEB TECHNOLOGIES LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                ----------------------------------------
                                                                                MARCH 31, 2000            MARCH 31, 1999
                                                                                --------------            --------------
OPERATING ACTIVITIES
Net loss ..........................................................                $ (2,152)                $ (3,686)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of intangibles, warrant and deferred stock
    compensation ..................................................                     447                    1,298
  Depreciation ....................................................                     204                      175
  Other ...........................................................                      --                       25
  Changes in operating assets and liabilities, net of
    effects of acquisition:
    Accounts receivable ...........................................                  (1,858)                  (3,163)
    Other assets ..................................................                    (604)                    (373)
    Payable to related parties ....................................                     (50)                    (164)
    Other liabilities and accrued expenses ........................                    (902)                     703
    Accounts payable ..............................................                    (259)                    (237)
    Accrued compensation ..........................................                     154                     (134)
    Deferred revenue ..............................................                     (77)                     535
    Severance pay .................................................                      72                       15
                                                                                   --------                 --------
         Net cash used in operating activities ....................                  (5,025)                  (5,006)
                                                                                   --------                 --------
INVESTING ACTIVITIES
Purchases of property and equipment ...............................                    (361)                    (134)
Proceeds from short-term investments ..............................                  11,691                       --
                                                                                   --------                 --------
Net cash provided by (used in) investing activities ...............                  11,330                     (134)
                                                                                   --------                 --------
FINANCING ACTIVITIES
Repayment of shareholder loans ....................................                    (455)                    (253)
Proceeds from issuance of preferred shares, net ...................                      --                    9,915
Proceeds from issuance of ordinary shares, net ....................                  16,854                      166
                                                                                   --------                 --------
Net cash provided by financing activities .........................                  16,399                    9,828
                                                                                   --------                 --------
Net increase (decrease) in cash and cash equivalents ..............                  22,704                    4,688
Cash and cash equivalents at beginning of the period ..............                  18,818                    6,449
                                                                                   --------                 --------
Cash and cash equivalents at end of the period ....................                $ 41,522                 $ 11,137
                                                                                   ========                 ========


           See accompanying notes to consolidated financial statements

                            BACKWEB TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, "BackWeb" or the "Company") is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and the computer industries.

The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies U.K. Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; BackWeb Technologies S.A.R.L., a French corporation, BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd., a Japanese corporation.

BASIS OF PRESENTATION - The unaudited consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly-owned subsidiaries (collectively, "BackWeb" or the "Company"). They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of form 10Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The balance sheet at December 31, 1999 has been derived from audited financial statements at such date. In the opinion of management the consolidated financial statements reflect all adjustments consisting of normal recurring adjustments to fairly state the company's financial positions results of operations and cash flows for the period indicated. The financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Annual Report on form 10K for the fiscal year ended December 31, 1999.

REVENUE RECOGNITION - License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon the shipment of products which incorporate the Company's software. License revenue is recognized when a license agreement has been executed or a definitive purchase order has been received, the product has been delivered to end customers, no significant BackWeb obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. For electronic delivery, the software is considered delivered when BackWeb has provided the customer with the access codes (the "key") that allow for immediate possession of the software. If the fee due from the customer is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

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

BackWeb adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions".

NET LOSS PER SHARE - The basic and diluted net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the period.

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

The following table presents the calculation of the basic, diluted, pro forma basic and diluted net loss per ordinary share (in thousands, except per share data):


                                                                                   THREE MONTHS              THREE MONTHS
                                                                                  ENDED MARCH 31,            ENDED MARCH 31,
                                                                                       2000                       1999
                                                                                  ---------------            ---------------
               Net loss ...........................................                  $ (2,152)                  $ (3,686)
                                                                                     ========                   ========
               Basic and diluted:
                 Weighted-average shares ..........................                    36,384                      2,703
                 Less weighted-average shares subject to repurchase                      (399)                       (76)
                                                                                     --------                   --------
               Shares used in computing basic and diluted net loss
                 per share ........................................                    35,985                      2,627
                                                                                     ========                   ========
               Basic and diluted net loss per share ...............                  $  (0.06)                  $  (1.40)
                                                                                     ========                   ========
               Pro forma:
                 Shares used above ................................                    35,985                      2,627
                 Pro forma adjustment to reflect weighted effect
                    of assumed conversion of redeemable
                    convertible and convertible preferred stock ...                        --                     20,431
                                                                                     --------                   --------
                 Shares used in computing pro forma basic and
                    diluted net loss per share ....................                        --                     23,058
                                                                                     ========                   ========
                 Pro forma basic and diluted net loss per share ...                  $     --                   $  (0.16)
                                                                                     ========                   ========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). BackWeb is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because BackWeb currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on BackWeb's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with the earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company doesn't expect the adoption of SAB 101 to have a material effect on our financial position or results of operation.

NOTE 2. SELECTIVE BALANCE SHEET DETAIL

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash equivalents consist of money market instruments, bank time deposits and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and two years.

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

The following is a summary of the company's investment portfolio as of March 31, 2000 (in $ thousands):


                                                                            UNREALIZED        ESTIMATED
                                                             COST            LOSSES           FAIR VALUE
                                                            -------         ----------        ----------
               Money market funds ................          $18,097          $    --           $18,097
               Corporate debt securities .........           27,227             (341)           26,886
                                                            -------          -------           -------
               Totals ............................          $45,324          $  (341)          $44,983
                                                            =======          =======           =======

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

        Property and equipment at cost, consists of the following (in thousands):


                                                                                    MAR.31           DEC. 31
                                                                                     2000              1999
                                                                                   -------           -------
               Computer equipment .......................................          $ 2,989           $ 2,145
               Office equipment, furniture, fixtures, and other .........              633             1,117
                                                                                   -------           -------
                                                                                     3,622             3,262
               Less accumulated depreciation ............................           (1,834)           (1,631)
                                                                                   -------           -------
               Property and equipment, net ..............................          $ 1,788           $ 1,631
                                                                                   =======           =======


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following (in $ thousands):


                                                                                  MAR. 31,           DEC. 31,
                                                                                    2000               1999
                                                                                   -------           -------
               Accounts payable .........................................          $   548           $   807
               Accrued compensation and related expense .................            2,674             2,519
               Sales events .............................................                                950
               Other ....................................................            4,347             4,300
                                                                                   -------           -------
                                                                                   $ 7,569           $ 8,576
                                                                                   =======           =======


SHAREHOLDERS' LOANS - In 1995, BackWeb signed an agreement with its early investors (the "Early Investors"), according to which the Early Investors provided BackWeb with loan financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors were converted into a shareholders' loan on the same terms as the $500,000 loan. As of March 31, 2000, the loan balance was $368,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments.

ACCUMULATED OTHER COMPREHENSIVE LOSS - The accumulated and other comprehensive loss consists entirely of unrealized losses on short-term investments. As at March 31,2000 and December 31, 1999, the amount was $341,000 and $226,000 respectively.


NOTE 3. CREDIT FACILITIES

BANK LINE OF CREDIT - In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% -- 4%. The borrowing under the line of credit at December 31, 1998 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at March 31, 2000.

The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of March 31, 2000, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

CREDIT RISK - Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash equivalents, short-term investments and trade receivables. BackWeb's cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

BackWeb sells its products to customers primarily in the United States. BackWeb performs ongoing credit reviews of its customers' financial condition and generally does not require collateral.

In the first quarter of 2000, there was one customer with revenue over 10%.

NOTE 4. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES - From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or the results of operations or cash flows of the Company.

NOTE 5. SEGMENTS AND GEOGRAPHIC INFORMATION

        BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas based on the location of the entity making that sale (in thousands):



                                                                                      THREE MONTHS ENDED
                                                                                           MARCH, 31
                                                                                   -------------------------
                                                                                    2000               1999
                                                                                   -------           -------
               Revenues from sales to unaffiliated customers:
                 Israel .................................................          $ 1,461           $   724
                 United States ..........................................            7,429             3,360
                 Canada .................................................               13                13
                                                                                   -------           -------
                                                                                   $ 8,903           $ 4,097
                                                                                   =======           =======

               Long-lived assets: .......................................        MAR.31,2000       DEC.31,1999
                                                                                 -----------       -----------
                 Israel .................................................          $   655           $   517
                 United States ..........................................            1,045             1,013
                 Canada .................................................               85               264
                 Other ..................................................               16                18
                                                                                   -------           -------
                                                                                   $ 1,801           $ 1,812
                                                                                   =======           =======

        Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in Europe and the Far East.


NOTE 6. SECURITIES PURCHASE AGREEMENT

On January 17, 2000, RealNetworks, Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks, Inc. acquired 458,000 Ordinary Shares in exchange for payment of $14,999,500. Further, RealNetworks acquired a warrant to purchase up to 114,500 Ordinary Shares at an exercise price of $32.75 per share.

NOTE 7. SUBSEQUENT EVENTS

SHELF REGISTRATION

        On April 14, 2000, BackWeb's Registration Statement on Form S-1 was declared effective. Under such Registration Statement, BackWeb registered 1,514,104 ordinary shares held by selling shareholders. The selling shareholders are composed mainly of former shareholders of Lanacom Inc., a Canadian company acquired by BackWeb Technologies Ltd. in August 1997. The offering was not underwritten and BackWeb did not receive any proceeds from the offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We have made forward looking statements in this Report on Form 10-Q that are subject to risks and uncertainties. Forward looking statements include information concerning possible or assumed future results of the operations of BackWeb. Also, when we use such words as "believes," "expects," "anticipates" or similar expressions, we are making forward looking statements. You should note that an investment in our securities involves risks and uncertainties that could affect future financial results. Our actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth in the section title "Risk Factors" and elsewhere in this quarterly report, as well as the risk factors included in BackWeb's periodic reports and registration statements filed with the U.S. Securities and Exchange Commission. BackWeb undertakes no obligation to publicly update or revise any forward-looking statements.

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

        We recognize software license revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4 (SOP 98-4). These statements are effective for our transactions entered into after January 1, 1998. The application of SOP 97-2 has not had a material impact on the results of our operations. License revenues are comprised of perpetual or multi-year license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. We generally recognize license revenues when a license agreement has been executed or a definitive purchase order has been received and the product has been delivered to end-user customers, with no significant obligations remaining with regard to implementation, the fee is fixed and determinable and collectability is probable. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

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

RESULTS OF OPERATIONS

REVENUES

        Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb Sales Accelerator and to a lesser extent from maintenance and support, consulting and training services. Total revenues for the three-months ended March 31, 2000 was $8.9 million, an increase of approximately $4.8 million or 117% from $4.1 million in the three-months ended March 31, 1999. The increases were due both to growth in license and service revenues. Customers outside of the United States accounted for 16.6% of revenues in the three-months ended March 31, 2000 compared to 18.0% of revenues in the three-months ended March 31, 1999.

        License revenues were $6.9 million or 77.3% of revenues in the three-months ended March 31, 2000 compared to $3.3 million or 80.7% of revenues in the three-months ended March 31, 1999. The decreases in license revenue as a percentage of total revenue were primarily due to increased service revenue from support, maintenance and consulting services. Service revenues were $2.0 million or 22.7% of revenues in the three-months ended March 31, 2000 compared to $0.8 million or 19.3% of revenues in the three-months ended March 31, 1999. In 2000, we expect our service revenues to increase on an absolute basis and as a percentage of net revenues.

COST OF REVENUES

        Cost of license revenues consists primarily of expenses related to media duplication, and packaging of products and amortization of capitalized developed technology (i.e.; Lanacom related). Cost of license revenues was $32,000 or 0.5% of license revenues for the three-months ended March 31, 2000 compared to $73,000 or 2.2% of license revenues for the three-months ended March 31, 1999. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.3 million, or 65.8% of service revenues, in the three-months ended March 31, 2000 compared to $592,000 or 75% of service revenues, in the three-months ended March 31, 1999. The increase in cost of service revenues was due to growth of the service organization. We expect the cost of service revenues to increase primarily as a result of the increase in service revenues in addition to the continued expansion of the customer support and professional services organizations.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

        Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel and Canada. Research and development expenses were $1.8 million in the three-months ended March 31, 2000 compared to $1.0 million in the three- months ended March 31, 1999. We expect our research and development expenses will increase on an absolute basis over the next year as we continue to invest in developing our technology and products, but are expected to decrease as a percentage of revenue.

SALES AND MARKETING

        Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $6.9 million for the three-months ended March 31, 2000 compared to $3.8 million in the three-months ended March 31, 1999. We expect that sales and marketing expenses will increase on an absolute basis over the next year, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales offices in additional domestic and international locations, but are expected to decrease as a percentage of revenues.


GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services and legal. General and administrative expenses were $1.6 million in the three-months ended March 31, 2000 compared to $0.9 million in the three-months ended March 31, 1999. We expect general and administrative expenses to increase on an absolute basis in future periods but continue to decrease as a percentage of revenues.

AMORTIZATION OF GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED STOCK
COMPENSATION

        Amortization of goodwill, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997 and deferred stock compensation for 1999. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to two and one-half years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $447,000 for the three-months ended March 31, 2000 compared to $1.2 million in the three- months ended March 31, 1999.

OTHER INCOME (EXPENSE), NET

        Other income and expenses (net), includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to other income and expense. Other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended March 31, 2000, other income was $1.1 million compared to other expense $157,000 in the three-months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000 we had cash, cash equivalents and short-term investments of $86.5 million. In the three months ended March 31, 1999 cash used in the operations was $5.0 million primarily associated with development activities and marketing efforts related to commercialization of our products. We have made investments in hardware, software, furniture and fixtures. Capital expenditures on property and equipment were approximately $361,000 in the three-months ended March 31, 2000.

        On January 17, 2000, RealNetworks, Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks, Inc. acquired 458,000 Ordinary Shares in exchange for payment of $14,999,500. Further, RealNetworks acquired a warrant to purchase up to 114,500 Ordinary Shares at an exercise price of $32.75 per share.

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

        As of March 31, 2000, the Company had $5,000,000 in an unused, available line-of-credit facility.

EFFECTIVE CORPORATE TAX RATES

        Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15 -- 25% for the next 5 to 8 years. All of these tax benefits are subject to various conditions and restrictions. See "Israeli Taxation and Investment Programs-Law for the Encouragement of Capital Investments Act 1959." There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 with the earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company doesn't expect the adoption of SAB 101 to have a material effect on our financial position or results of operation.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

        We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2000. We incurred net losses of approximately $2.2 million for the three months ended March 31, 2000, $11.5 million for the year ended December 31, 1999, $14.6 million for the year ended December 31, 1998 and $15.0 million for the year ended December 31, 1997. As of March 31, 2000, we had an accumulated deficit of approximately $51.1 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to increase in 2000. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

        Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectation of public market analysts and investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 17, 2000, RealNetworks, Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks, Inc. acquired 458,000 Ordinary Shares in exchange for payment of $14,999,500. Further, RealNetworks acquired a warrant to purchase up to 114,500 Ordinary Shares at an exercise price of $32.75 per share.

ITEM 3. DEFAULTS UPON CHANGES OF SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

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

            4.1          Specimen of Ordinary Share Certificate*

            4.2          Fourth Amended and Restated Rights Agreement*

            4.3          Form of Liquidity Proposal between BackWeb
                         Technologies, Ltd. and the Exchangeable shareholders*

           10.1          1996 Israel Share Option Plan (English translation)*

           10.2          1996 U.S. Share Option Plan*

           10.3          1998 U.S. Share Option Plan*

           10.4          1999 Employee Stock Purchase Plan*

           10.5          Lease Agreement for 3 Abba Hillel Street, Ramat Gan,
                         Israel (English translation)*

           10.6          Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
                         (English translation)*

           10.7          Lease Agreement for 2077 Gateway Place, Suite 500, San
                         Jose, California*

           10.8          Form of Agreement by and among Interad (1995) Ltd. and
                         Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd.,

        EXHIBIT NO.                          DESCRIPTION
        -----------                          -----------
                         Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah
                         Sneh*

           10.9 Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica
                         Business Credit Corporation, dated as of December 24,
                         1998*

           10.10         Voting and Exchange Trust Agreement between BackWeb
                         Technologies Ltd., BackWeb Canada Inc. and the Trust
                         Company of Bank of Montreal, dated as of August 8, 1997*

           10.11 Fourth Amended and Restated Rights Agreement, dated as of March 24, 1999*

           10.12         Agreement and Plan of Acquisition by and among BackWeb
                         Technologies Ltd., BackWeb Canada Inc., Lanacom Inc.
                         and Anthony Davis, dated as of July 1, 1997*

           10.13+        Software License and Distribution Agreement for
                         Embedded Products, by and between BackWeb Technologies
                         Ltd. and SAP AG, dated March 17, 1999*

           10.14+ Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development
                         B.V., dated as of December 30, 1998*

           21.1          Subsidiaries of the Registrant*

           27.1          Financial Data Schedule

----------

* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

        (b) REPORTS ON FORM 8-K

        The Company filed a Report on Form 8-K on February 11, 2000 to report under Item 5 thereof the sale of 458,000 Ordinary Shares to RealNetworks, Inc. for payment of $14,999,500, and the issuance of a warrant to RealNetworks, Inc. to purchase up to 114,500 Ordinary Shares at an exercise price of $32.75.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BACKWEB TECHNOLOGIES LTD.


Date: May 11, 1999                       By: /s/  Hanan Miron
                              ---------------------------------
                                             Hanan Miron,
                                             Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                                       DESCRIPTION
-------                                      -----------
   3.1        Articles of Association of Registrant*

   3.2        Memorandum of Association of Registrant (English translation)*

   4.1        Specimen of Ordinary Share Certificate*

   4.2        Fourth Amended and Restated Rights Agreement*

   4.3 Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable shareholders*

  10.1        1996 Israeli Share Option Plan (English translation)*

  10.2        1996 U.S. Share Option Plan*

  10.3        1998 U.S. Share Option Plan*

  10.4        1999 Employee Stock Purchase Plan*

  10.5        Lease Agreement for 3 Abba Hillel Street, Ramat-Gan, Israel
              (English translation)*

  10.6 Lease Agreement for 34 Tuval Street, Ramat-Gan, Israel (English translation)*

  10.7        Lease Agreement for 2077 Gateway Place, Suite 500, San Jose,
              California*

  10.8        Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat
              Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995)
              Ltd., and Lior Hass and Iftah Sneh*

  10.9        Loan and Security Agreement, and schedule thereto, between BackWeb
              Technologies Ltd. and Transamerica Business Credit Corporation, dated as of December 24, 1998*

  10.10       Voting and Exchange Trust Agreement between BackWeb Technologies
              Ltd., BackWeb Canada Inc. and the Trust Company of Bank of
              Montreal, dated as of August 8, 1997*

  10.11       Fourth Amended and Restated Rights Agreement, dated as of March
              24, 1999*

  10.12       Agreement and Plan of Acquisition by and among BackWeb
              Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony
              Davis, dated as of July 1, 1997*

  10.13+ Software License and Distribution Agreement for Embedded Products, by and between BackWeb Technologies Ltd. and SAP AG, dated March
              17, 1999*

  10.14+      Software Development and OEM License Agreement by and between
              BackWeb Technologies Ltd. and BAAN Development B.V., dated as of
              December 30, 1998*

  21.1        Subsidiaries of the Registrant*

  27.1        Financial Data Schedule


----------

* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.