Form 10-Q
period 2000-06-30
BACKWEB TECHNOLOGIES LTD
filed 2000-08-14
CIK 1082064

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26241

                           BACKWEB TECHNOLOGIES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    ISRAEL                                       __________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Ordinary Shares outstanding as of July 31, 2000 was 37,551,005 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BACKWEB TECHNOLOGIES LTD.

                         QUARTERLY REPORT ON FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)............................    1
         Consolidated Balance Sheets as of June 30, 2000 and December
         31, 1999....................................................    1
         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 2000 and 1999.................    2
         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2000 and 1999................................    3
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of
         Operations..................................................   10
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   20

                        PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults Upon Changes of Senior Securities..................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Report on Form 8-K.............................   21

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BACKWEB TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Current assets:
  Cash and cash equivalents.................................  $ 29,706      $ 18,818
  Short-term investments....................................    42,275        56,789
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,053 and $919 at June 30, 2000 and
     December 31, 1999......................................     8,785         6,142
  Other current assets......................................     3,799         2,344
                                                              --------      --------
          Total current assets..............................    84,565        84,093
Property and equipment, net.................................     2,868         1,631
Goodwill and other purchased intangibles, net...............     8,044           181
Other assets................................................       263           144
                                                              --------      --------
          Total assets......................................  $ 95,740      $ 86,049
                                                              ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  7,406      $  8,576
  Deferred revenue..........................................     4,522         3,321
  Payable to related parties................................        --            50
  Current portion of shareholders' loans....................       366           823
                                                              --------      --------
          Total current liabilities.........................    12,294        12,770
Long-term deferred revenue..................................       113            --
Accrued severance pay, net..................................       233           150
Shareholders' equity:
  Series E preferred stock, nominal value $0.003 per share;
     one share authorized and outstanding at June 30, 2000
     and December 31, 1999..................................     3,454         3,454
  Ordinary shares, nominal value $0.01 per share;
     150,067,829 shares authorized; 37,507,014 shares
     outstanding at June 30, 2000 and 35,153,402 shares
     outstanding at December 31, 1999.......................   145,407       124,301
  Notes receivable from shareholders........................    (2,977)       (3,316)
  Deferred stock compensation...............................    (1,547)       (2,104)
  Accumulated other comprehensive loss......................      (346)         (226)
  Accumulated deficit.......................................   (60,891)      (48,980)
                                                              --------      --------
          Total shareholders' equity........................    83,100        73,129
                                                              --------      --------
          Total liabilities and shareholders' equity........  $ 95,740      $ 86,049
                                                              ========      ========

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
                                                JUNE 30, 2000   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 1999
                                                -------------   -------------   -------------   -------------
Revenues:
  License.....................................    $  8,342         $ 4,232        $ 15,225         $ 7,540
  Service.....................................       2,290             853           4,310           1,642
                                                  --------         -------        --------         -------
          Total revenues......................      10,632           5,085          19,535           9,182
Cost of revenues:
  License.....................................          48              45              80             118
  Service.....................................       1,590             705           2,919           1,297
                                                  --------         -------        --------         -------
          Total cost of revenues..............       1,638             750           2,999           1,415
                                                  --------         -------        --------         -------
Gross profit..................................       8,994           4,335          16,536           7,767
Operating expenses:
  Research and development....................       2,148           1,411           3,991           2,408
  Sales and marketing.........................       7,251           4,365          14,187           8,196
  General and administrative..................       1,856           1,077           3,452           2,008
  Amortization of intellectual property,
     goodwill, other intangibles, and deferred
     stock compensation.......................       8,684             872           9,131           2,074
                                                  --------         -------        --------         -------
          Total operating expenses............      19,939           7,725          30,761          14,686
                                                  --------         -------        --------         -------
Loss from operations..........................     (10,945)         (3,390)        (14,225)         (6,919)
Finance and other income (expense), net.......       1,186              86           2,314             (71)
                                                  --------         -------        --------         -------
Net loss......................................    $ (9,759)        $(3,304)       $(11,911)        $(6,990)
                                                  ========         =======        ========         =======
Basic and diluted net loss per share..........    $  (0.26)        $ (0.12)       $  (0.33)        $ (0.28)
                                                  ========         =======        ========         =======
Shares used in computing basic and diluted net
  loss per share..............................      37,095          27,643          36,540          25,351
                                                  ========         =======        ========         =======

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                              ------------------------------
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              -------------    -------------
OPERATING ACTIVITIES
Net loss....................................................    $(11,911)        $ (6,990)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Barter transaction........................................        (590)              --
  Amortization of intangibles, warrant and deferred stock
    compensation............................................       9,131            2,145
  Depreciation..............................................         416              342
  Changes in operating assets and liabilities, net of
    effects of acquisition:
    Accounts receivable.....................................      (2,643)          (1,705)
    Other assets............................................      (1,567)            (195)
    Payable to related parties..............................         (50)             (68)
    Other liabilities and accrued expenses..................      (2,000)           2,216
    Accounts payable........................................         129               29
    Accrued compensation....................................         557               60
    Deferred revenue........................................       1,314            1,455
    Severance pay, net......................................          83               61
                                                                --------         --------
         Net cash used in operating activities..............      (7,131)          (2,620)
                                                                --------         --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (1,063)            (500)
Purchases of short-term investments.........................      (7,430)              --
Maturities of ST investment.................................      21,824          (42,329)
Purchase of Mobix intellectual property.....................     (12,300)              --
                                                                --------         --------
Net cash provided by (used in) investing activities.........       1,031          (42,829)
                                                                --------         --------
FINANCING ACTIVITIES
Repayment of bank line of credit............................          --           (2,000)
Proceeds from shareholders' notes receivable................         339               --
Repayment of shareholder loans..............................        (457)            (333)
Proceeds from issuance of preferred shares, net.............          --            9,915
Proceeds from issuance of ordinary shares, net..............      17,106           68,465
                                                                --------         --------
Net cash provided by financing activities...................      16,988           76,047
                                                                --------         --------
Net increase (decrease) in cash and cash equivalents........      10,888           30,598
Cash and cash equivalents at beginning of the period........      18,818            6,449
                                                                --------         --------
Cash and cash equivalents at end of the period..............    $ 29,706         $ 37,047
                                                                --------         --------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS
Issuance of ordinary shares for Mobix acquisition...........    $  4,000               --
                                                                ========
Issuance of ordinary shares for notes receivable............          --         $  3,434
                                                                                 ========
Conversion of redeemable preferred stock to Common stock....          --         $ 47,331
                                                                                 ========

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, "BackWeb" or the "Company") is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and the computer industries.

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

     Basis of Presentation -- The unaudited consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly-owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of form 10-Q and
Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The balance sheet at December 31, 1999 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments consisting of normal recurring adjustments to fairly state the company's financial positions results of operations and cash flows for the period indicated. The financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1999.

     Revenue Recognition -- License revenues are comprised of perpetual or multi-year license fees, which are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon the shipment of products which incorporate the Company's software. License revenue is recognized when a license agreement has been executed or a definitive purchase order has been received, the product has been delivered to end customers, no significant BackWeb obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. For electronic delivery, the software is considered delivered when BackWeb has provided the customer with the access codes (the "key") that allow for immediate possession of the software. If the fee due from the customer is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

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

                           BACKWEB TECHNOLOGIES LTD.

Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions".

     Net Loss Per Share -- The basic and diluted net loss per share has been computed using the weighted-average number of ordinary shares outstanding during the period.

     The following table presents the calculation of the basic and diluted net loss per ordinary share (in thousands, except per share data):

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          ------------------------------    ------------------------------
                                          JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                          -------------    -------------    -------------    -------------
Net loss................................     $(9,759)         $(3,304)        $(11,911)         $(6,990)
                                             =======          =======         ========          =======
Basic and diluted:
  Weighted-average shares...............      37,320           28,734           36,937           25,935
  Less weighted-average shares subject
     to repurchase......................        (225)          (1,091)            (397)            (584)
                                             -------          -------         --------          -------
Shares used in computing basic and
  diluted net loss per share............      37,095           27,643           36,540           25,351
                                             =======          =======         ========          =======
Basic and diluted net loss per share....     $ (0.26)         $ (0.12)        $  (0.33)         $ (0.28)
                                             =======          =======         ========          =======

     Recently Issued Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). BackWeb is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because BackWeb currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on BackWeb's financial condition or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company doesn't expect the adoption of SAB 101 to have a material effect on our financial position or results of operation.

                           BACKWEB TECHNOLOGIES LTD.

NOTE 2. SELECTIVE BALANCE SHEET DETAIL

     Cash Equivalents and Short-Term Investments -- Cash equivalents consist of money market instruments, bank time deposits and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and two years.

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

     The following is a summary of the company's investment portfolio as of June 30, 2000 (in $ thousands):

                                                         UNREALIZED    ESTIMATED
                                               COST        LOSSES      FAIR VALUE
                                              -------    ----------    ----------
Money market funds..........................  $15,000      $  --        $15,000
Corporate debt securities...................   27,621       (346)        27,275
                                              -------      -----        -------
          Totals............................  $42,621      $(346)       $42,275
                                              =======      =====        =======

     Property and Equipment -- Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

     Property and equipment at cost, consists of the following (in thousands):

                                                           JUNE 30,   DECEMBER 31,
                                                             2000        1999
                                                           --------    ----------
Computer equipment.......................................  $ 2,804      $ 2,145
Office equipment, furniture, fixtures, and other.........    2,111        1,117
                                                           -------      -------
                                                             4,915        3,262
Less accumulated depreciation............................   (2,046)      (1,631)
                                                           -------      -------
Property and equipment, net..............................  $ 2,868      $ 1,631
                                                           =======      =======

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in $ thousands):

                                                            JUNE 30,    DECEMBER 31,
                                                              2000         1999
                                                            --------    -----------
Accounts payable..........................................   $  936       $  807
Accrued compensation and related expense..................    3,076        2,519
Sales events..............................................      464          950
Other.....................................................    2,930        4,300
                                                             ------       ------
                                                             $7,406       $8,576
                                                             ======       ======

     Shareholders' Loans -- In 1995, BackWeb signed an agreement with its early investors (the "Early Investors"), according to which the Early Investors provided BackWeb with loan financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors were converted into a shareholders'

                           BACKWEB TECHNOLOGIES LTD.

loan on the same terms as the $500,000 loan. As of June 30, 2000, the loan balance was $366,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments.

     Accumulated Other Comprehensive Loss -- The accumulated and other comprehensive loss consists entirely of unrealized losses on short-term investments. As at June 30, 2000 and December 31, 1999, the amount was $346,000 and $226,000 respectively.

NOTE 3. CREDIT FACILITIES

     Bank Line of Credit -- In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% - 4%. The borrowing under the line of credit at December 31, 1998 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at June 30, 2000.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of June 30, 2000, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

     Credit Risk -- Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash equivalents, short-term investments, trade receivables and accounts payable. BackWeb's cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

     BackWeb sells its products to customers primarily in the United States. BackWeb performs ongoing credit reviews of its customers' financial condition and generally does not require collateral.

NOTE 4. COMMITMENTS AND CONTINGENCIES

     Contingencies -- From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or the results of operations or cash flows of the Company.

NOTE 5. SEGMENTS AND GEOGRAPHIC INFORMATION

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas based on the location of the entity making that sale (in thousands):

                                                            SIX MONTHS ENDED
                                                                JUNE 30
                                                            -----------------
                                                             2000       1999
                                                            -------    ------
Revenues from sales to unaffiliated customers:
  Israel..................................................  $ 3,685    $1,650
  United States...........................................   15,229     7,514
  Canada..................................................      621        18
                                                            -------    ------
                                                            $19,535    $9,182
                                                            =======    ======

                           BACKWEB TECHNOLOGIES LTD.

                                                          JUNE 30,   DECEMBER 31,
                                                            2000         1999
                                                          --------   ------------
Long-lived assets:
  Israel................................................  $ 8,616       $  388
  Europe................................................      175          129
  United States.........................................    1,306        1,013
  Canada................................................      805          264
  Other.................................................       16           18
                                                          -------       ------
                                                          $10,918       $1,812
                                                          =======       ======

     Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in Europe and the Far East.

NOTE 6. ACQUISITION OF CERTAIN ASSETS

     On June 27th, 2000, BackWeb completed its acquisition (the "Acquisition") of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., ("Mobix") for an aggregate amount of $16.4 million, pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix, (i) a cash payment of $9.6 million, and (ii) a number of ordinary shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 ordinary shares. Such shares were deposited in escrow together with an additional $2.4 million in cash to satisfy Mobix's and the principal shareholder's indemnification obligations and to secure the retention of certain key employees of Mobix, (iii) BackWeb granted a number of stock options valued at $1.1 million to retain two key employees from Mobix, (iv) Acquisition costs amounted to $444,000.

     BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the Acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to three years.

                           BACKWEB TECHNOLOGIES LTD.

NOTE 7. SUBSEQUENT EVENTS

SHELF REGISTRATION

     On July 27, 2000, BackWeb's Registration Statement on Form S-3 was filed. Under such Registration Statement (to the extent it becomes effective), BackWeb will register 704,408 ordinary shares held by selling shareholders. The selling shareholders are composed of former shareholders of Lanacom Inc., a Canadian company acquired by BackWeb in August 1997. The offering is not underwritten and BackWeb will not receive any proceeds from the offering.

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

     On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. (refer to Note 6).

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

     We recognize software license revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4 (SOP 98-4). "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements are effective for our transactions entered into after January 1, 1998. The application of SOP 97-2 has not had a material impact on the results of our operations. License revenues are comprised of perpetual or multi-year license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. We generally recognize license revenues when a license agreement has been executed or a definitive purchase order has been received and the product has been delivered to end-user customers, with no significant obligations remaining with regard to implementation, the fee is fixed and determinable and collectability is probable. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

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

RESULTS OF OPERATIONS

REVENUES

     Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb Sales Accelerator and to a lesser extent from maintenance and support, consulting and training services. Total revenues for the three-months ended June 30, 2000 were $10.6 million, an increase of approximately $5.5 million or 109% from $5.1 million in the three-months ended June 30, 1999. Total revenues for the six-months ended June 30, 2000 were $19.5 million, an increase of approximately $10.3 million or 113% from $9.2 million in the six-months ended June 30, 1999. The increases were due both to growth in license and service revenues. Customers outside of the United States accounted for 26.6% of revenues in the three-months ended June 30, 2000 compared to 18.3% of revenues in the three-months ended June 30, 1999. For the six-months ended June 30, 2000, customers outside of the United States accounted for 22% of revenue compared to 18.2% for the six-months ended June 30, 1999.

     License revenues were $8.3 million or 78.5% of revenues for the three-months ended June 30, 2000 compared to $4.2 million or 83.2% of revenues for the same period of the prior year. License revenues were $15.2 million or 77.9% of revenues for the six-months ended June 30, 2000 compared to $7.5 million or 82.1% of revenues for the same period of the prior year. The decrease in license revenue as a percentage of total revenue was primarily due to increased service revenue from support, maintenance and consulting services. Service revenues were $2.3 million or 21.5% of revenues for the three-months ended June 30, 2000 compared to $0.9 million or 16.8% of revenues for the same period of the prior year. Service revenues were $4.3 million or 22.1% of revenues for the six-months ended June 30, 2000 compared to $1.6 million or 17.9% of revenues for the same period of the prior year. In 2000, we expect our service revenues to increase on an absolute basis and as a percentage of net revenues.

COST OF REVENUES

     Cost of license revenues consists primarily of expenses related to media duplication, packaging of products and amortization of capitalized developed technology (i.e., Lanacom related). Cost of license revenues were $48,000 or 0.6% of license revenues for the three-months ended June 30, 2000 compared to $45,000 or 1.1% of license revenues for the same period of the prior year. Cost of license revenues were $80,000 or 0.5% of license revenues for the six-months ended June 30, 2000 compared to $118,000 or 1.6% of license revenues for the same period of the prior year. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.6 million, or 69.4% of service revenues, for the three-months ended June 30, 2000 compared to $705,000 or 82.6% of service revenues, for the same period of the prior year. Cost of service revenues was $2.9 million, or 67.7% of service revenues, for the six-months ended June 30, 2000 compared to $1.3 million or 79.0% of service revenues, for the same period of the prior year. The increase in cost of service revenues was due to growth of the service organization. We expect the cost of service revenues to increase primarily as a result of the increase in service revenues in addition to the continued expansion of the customer support and professional service organizations.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel and Canada. Research and development expenses were $2.1 million for the three-months ended June 30, 2000 compared to $1.4 million for the same period of the prior year. Research and development expenses were $4.0 million for the six-months ended June 30, 2000 compared to $2.4 million for the same period of the prior year. Research and development expenses were 20.2% and 27.7% of total revenue in the second quarter of fiscal 2000 and 1999, respectively and were 20.4% and 26.2% for the six-month periods ended June 30, 2000 and 1999, respectively. We expect our research and development expenses will increase on an absolute basis over the next year as we continue to invest in developing our technology and products, but are expected to decrease as a percentage of revenue.

SALES AND MARKETING

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $7.3 million for the three-months ended June 30, 2000 compared to $4.4 million for the same period of the prior year. Sales and marketing expenses were $14.2 million for the six-months ended June 30, 2000 compared to $8.2 million for the same period of the prior year. Sales and marketing expenses were 68.2% and 85.8% of total revenue in the second quarter of fiscal 2000 and 1999, respectively and were 72.6% and 89.3% for the six-month periods ended June 30, 2000 and 1999, respectively. We expect that sales and marketing expenses will increase on an absolute basis over the next year, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales offices in additional domestic and international locations, but are expected to decrease as a percentage of revenues.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services and legal. General and administrative expenses were $1.9 million for the three-months ended June 30, 2000 compared to $1.1 million for the same period of the prior year. General and administrative expenses were $3.5 million for the six-months ended June 30, 2000 compared to $2.0 million for the same period of the prior year. General and administrative expenses were 17.5% and 21.2% of total revenue in the second quarter of fiscal 2000 and 1999, respectively and were 17.7% and 21.9% for the six-month periods ended June 30, 2000 and 1999, respectively. We expect general and administrative expenses to increase on an absolute basis in future periods but continue to decrease as a percentage of revenues.

AMORTIZATION OF GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED STOCK
COMPENSATION

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999 and initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June, 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill, intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $8.7 million for the three-months ended June 30, 2000 compared to $872,000 for the same period of the prior year. Amortization expense was $9.1 million for the six-months ended June 30, 2000 compared to $2.1 million for the same period of the prior year. The total amortization expense related to one-time write-off of in-process research and development was $8.4 million in June, 2000.

FINANCE AND OTHER INCOME (EXPENSE), (NET)

     Finance and other income and expenses (net), includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to finance and other income and expense. Finance and other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended June 30, 2000, finance and other income was $1.2 million compared to $86,000 for the same period of the prior year. For the six-months ended June 30, 2000, finance and other income was $2.3 million compared to other expense $71,000 for the same period of the prior year. The increase was primarily due to increased interest income earned from cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $72.0 million of cash, cash equivalents and short-term investments, which represents a decrease of $3.6 million as compared to December 31, 1999.

     Net cash used in operating activities was $7.1 million and $2.6 million for the six-months ended June 30, 2000 and 1999, respectively. Cash provided by investing activities was $1.0 million for the six-months ended June 30, 2000 and cash used for investing activities was $42.8 million for the same period of the prior year and was primarily for capital expenditures, purchase of intellectual property and short-term investments. Cash provided by financing activities was $17.0 million and $76.0 million for the six-months ended June 30, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of common stock.

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

EFFECTIVE CORPORATE TAX RATES

     Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15 - 25% for the next 5 to 8 years (depending on the rate of foreign investment in BackWeb). All of these tax benefits are subject to various conditions and restrictions. See "Israeli Taxation and Investment Programs -- Law for the Encouragement of Capital Investments Act 1959." There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company doesn't expect the adoption of SAB 101 to have a material effect on our financial position or results of operation.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED AND WE HAVE RECENTLY CHANGED OUR STRATEGIC FOCUS

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2000. We incurred net losses of approximately $11.9 million for the six months ended June 30, 2000, $11.5 million for the year ended December 31, 1999, $14.6 million for the year ended December 31, 1998 and $15.0 million for the year ended December 31, 1997. As of June 30, 2000, we had an accumulated deficit of approximately $60.9 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to increase in 2000. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

OUR BACKWEB FOUNDATION PLATFORM AND APPLICATIONS ARE NEW AND IT IS UNCLEAR IF THEY WILL ACHIEVE MARKET ACCEPTANCE

     We do not know if our products will be successful. The market for Internet communications solutions is in its infancy, and we are not certain that our target customers will widely adopt and deploy our technology throughout their networks. Even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. Our future growth depends on the commercial success of BackWeb Foundation and applications developed upon BackWeb Foundation, such as the BackWeb e-Accelerator products.

OUR SOFTWARE PLATFORM ENABLES THIRD PARTIES TO DEVELOP APPLICATIONS WHICH MAY COMPETE WITH APPLICATIONS DEVELOPED BY US

     Because of BackWeb Foundation's open architecture, third parties have the ability to develop their own applications on top of our platform. Such third parties could compete with applications developed by BackWeb. If our target customers do not widely adopt and purchase our products, or if third parties were to compete with applications developed by us, our business would suffer.

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

ISRAELI REGULATIONS MAY LIMIT OUR ABILITY TO ENGAGE IN RESEARCH AND DEVELOPMENT AND EXPORT OUR PRODUCTS

     Under Israeli law we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 31, 2001. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products; or Israeli law regarding research and development or export of encryption technologies were to change.

ISRAELI COURTS MIGHT NOT ENFORCE JUDGMENTS RENDERED OUTSIDE OF ISRAEL WHICH MAY MAKE IT DIFFICULT TO COLLECT ON JUDGMENTS RENDERED AGAINST US

     We are incorporated in Israel. Some of our directors and executive officers and the Israeli experts named herein are not residents of the United States and some of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and executive officers or the Israeli experts named herein and enforcement of judgments obtained in the United States against us, and our directors and executive officers, or the Israeli experts named herein, may be difficult to obtain within the United States. BackWeb Technologies Inc., our U.S. subsidiary, is the U.S. agent authorized to receive service of process in any action against us in any federal or state court arising out of this offering or any related purchase or sale of securities. We have not given consent for this agent to accept service of process in connection with any other claim.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF BACKWEB AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 22% of our outstanding ordinary shares as of July 31, 2000. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 27, 2000, BackWeb completed its acquisition (the "Acquisition") of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel ("Mobix") pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and Ester Hemli, the principal shareholder of Mobix. As consideration in the Acquisition, Mobix received (i) a cash payment of $9.6 million, and (ii) a number of ordinary shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 ordinary shares, such shares to be deposited in escrow together with an additional $2.4 million in cash to satisfy Mobix's and the principal shareholder's indemnification obligations and to secure the retention of certain key employees of Mobix.

     Purchased assets include all registered patents, designs, copyrights and trademarks, all applications for registration thereof, all computer programs, algorithms, utilities, flowcharts, processes, experimental methods, specifications, engineering drawings, test protocols, and all other works of authorship, inventions, concepts, ideas, and discoveries developed or used by Mobix and all intellectual property rights therein.

     The ordinary shares of BackWeb issued in the Acquisition have not been registered under the Securities Act of 1933, as amended, and are therefore subject to certain restrictions on resale.

ITEM 3. DEFAULTS UPON CHANGES OF SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Articles of Association of Registrant*
      3.2     Memorandum of Association of Registrant (English
              translation)*
      4.1     Specimen of Ordinary Share Certificate*
      4.2     Fourth Amended and Restated Rights Agreement*
      4.3     Form of Liquidity Proposal between BackWeb Technologies,
              Ltd. and the Exchangeable shareholders*
     10.1     1996 Israel Share Option Plan (English translation)*
     10.2     1996 U.S. Share Option Plan*
     10.3     1998 U.S. Share Option Plan*
     10.4     1999 Employee Stock Purchase Plan*

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.5     Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel
              (English translation)*
     10.6     Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
              (English translation)*
     10.7     Lease Agreement for 2077 Gateway Place, Suite 500, San Jose,
              California*
     10.8     Form of Agreement by and among Interad (1995) Ltd. and Nir
              Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
              Holdings (1995) Ltd., and Lior Hass and Iftah Sneh*
     10.9     Loan and Security Agreement, and schedule thereto, between
              BackWeb Technologies Ltd. and Transamerica Business Credit
              Corporation, dated as of December 24, 1998*
     10.10    Voting and Exchange Trust Agreement between BackWeb
              Technologies Ltd., BackWeb Canada Inc. and the Trust Company
              of Bank of Montreal, dated as of August 8, 1997*
     10.11    Fourth Amended and Restated Rights Agreement, dated as of
              March 24, 1999*
     10.12    Agreement and Plan of Acquisition by and among BackWeb
              Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
              Anthony Davis, dated as of July 1, 1997*
     10.13+   Software License and Distribution Agreement for Embedded
              Products, by and between BackWeb Technologies Ltd. and SAP
              AG, dated March 17, 1999*
     10.14+   Software Development and OEM License Agreement by and
              between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998*
     10.15    Amendment One dated June 9, 2000 to Software License and
              Distribution Agreement for Embedded Products, by and between
              BackWeb Technologies Ltd. and SAP AG dated March 17, 1999
     21.1     Subsidiaries of the Registrant*
     27.1     Financial Data Schedule

---------------
* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

     (b) REPORTS ON FORM 8-K

     The Company filed a Report on Form 8-K on July 10, 2000 to report under
Item 2 thereof the acquisition of certain assets from Mobix Communications Ltd. for (i) a cash payment of $9.6 million, and (ii) a number of ordinary shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 ordinary shares, such shares to be deposited in escrow together with an additional $2.4 million in cash to satisfy Mobix's and the principal shareholder's indemnification obligations and to secure the retention of certain key employees of Mobix.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BACKWEB TECHNOLOGIES LTD.

Date: August 14, 2000                     By:        /s/ HANAN MIRON
                                            ------------------------------------
                                                        Hanan Miron,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Articles of Association of Registrant*
      3.2     Memorandum of Association of Registrant (English
              translation)*
      4.1     Specimen of Ordinary Share Certificate*
      4.2     Fourth Amended and Restated Rights Agreement*
      4.3     Form of Liquidity Proposal between BackWeb Technologies,
              Ltd. and the Exchangeable shareholders*
     10.1     1996 Israeli Share Option Plan (English translation)*
     10.2     1996 U.S. Share Option Plan*
     10.3     1998 U.S. Share Option Plan*
     10.4     1999 Employee Stock Purchase Plan*
     10.5     Lease Agreement for 3 Abba Hillel Street, Ramat-Gan, Israel
              (English translation)*
     10.6     Lease Agreement for 34 Tuval Street, Ramat-Gan, Israel
              (English translation)*
     10.7     Lease Agreement for 2077 Gateway Place, Suite 500, San Jose,
              California*
     10.8     Form of Agreement by and among Interad (1995) Ltd. and Nir
              Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
              Holdings (1995) Ltd., and Lior Hass and Iftah Sneh*
     10.9     Loan and Security Agreement, and schedule thereto, between
              BackWeb Technologies Ltd. and Transamerica Business Credit
              Corporation, dated as of December 24, 1998*
     10.10    Voting and Exchange Trust Agreement between BackWeb
              Technologies Ltd., BackWeb Canada Inc. and the Trust Company
              of Bank of Montreal, dated as of August 8, 1997*
     10.11    Fourth Amended and Restated Rights Agreement, dated as of
              March 24, 1999*
     10.12    Agreement and Plan of Acquisition by and among BackWeb
              Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
              Anthony Davis, dated as of July 1, 1997*
     10.13+   Software License and Distribution Agreement for Embedded
              Products, by and between BackWeb Technologies Ltd. and SAP
              AG, dated March 17, 1999*
     10.14+   Software Development and OEM License Agreement by and
              between BackWeb Technologies Ltd. and BAAN Development B.V., dated as of December 30, 1998*
     10.15    Amendment One dated June 9, 2000 to Software License and
              Distribution Agreement for Embedded Products, by and between
              BackWeb Technologies Ltd. and SAP AG dated March 17, 1999
     21.1     Subsidiaries of the Registrant*
     27.1     Financial Data Schedule

---------------
* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358)

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.