Form 10-Q
period 2000-09-30
BACKWEB TECHNOLOGIES LTD
filed 2000-11-14
CIK 1082064

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26241

                           BACKWEB TECHNOLOGIES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   ISRAEL
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   3 ABBA HILLEL STREET, RAMAT-GAN, ISRAEL                         52136
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                (972) 3-6118800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Ordinary Shares outstanding as of October 31, 2000 was 37,762,205 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BACKWEB TECHNOLOGIES LTD.

                         QUARTERLY REPORT ON FORM 10-Q
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                         PART I  FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements (unaudited)............................    1
         Consolidated Balance Sheets as of September 30, 2000 and        1
         December 31, 1999...........................................
         Consolidated Statements of Operations for the Three Months      2
         and Nine Months Ended September 30, 2000 and 1999...........
         Consolidated Statements of Cash Flows for the Nine Months       3
         Ended September 30, 2000 and 1999...........................
         Notes to Consolidated Financial Statements..................    4
Item 2.  Management's Discussion and Analysis of Financial Condition     9
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures about Market          20
         Risk........................................................
                        PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BACKWEB TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 28,917         $ 18,818
  Short-term investments....................................      41,608           56,789
  Trade accounts receivable, net, allowance for doubtful
     accounts of $451 and $919 at September 30, 2000 and
     December 31, 1999......................................      11,807            6,142
  Other current assets......................................       3,923            2,344
                                                                --------         --------
          Total current assets..............................      86,255           84,093
Property and equipment, net.................................       3,065            1,631
Goodwill and other intangible assets, net...................       7,245              181
Other assets................................................         256              144
                                                                --------         --------
          Total assets......................................    $ 96,821         $ 86,049
                                                                ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  8,591         $  8,576
  Deferred revenue..........................................       4,674            3,321
  Payable to related parties................................          --               50
  Current portion of shareholders' loans....................         372              823
                                                                --------         --------
          Total current liabilities.........................      13,637           12,770
Long-term deferred revenue..................................         113               --
Accrued severance pay, net..................................         292              150
Shareholders' equity:
  Series E preferred stock, nominal value $0.003 per share;
     one share authorized and outstanding at September 30,
     2000 and December 31, 1999.............................       3,454            3,454
  Ordinary shares, nominal value $0.01 per share;
     150,067,829 shares authorized; 37,706,350 shares
     outstanding at September 30, 2000 and 35,153,402 shares
     outstanding at December 31, 1999.......................     145,978          124,301
  Notes receivable from shareholders........................      (2,828)          (3,316)
  Deferred stock compensation...............................      (1,168)          (2,104)
  Accumulated other comprehensive loss......................        (236)            (226)
  Accumulated deficit.......................................     (62,421)         (48,980)
                                                                --------         --------
          Total shareholders' equity........................      82,779           73,129
                                                                --------         --------
          Total liabilities and shareholders' equity........    $ 96,821         $ 86,049
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             2000             1999             2000             1999
                                         -------------    -------------    -------------    -------------
Revenues:
  License..............................     $ 9,490          $ 4,875         $ 24,715         $ 12,415
  Service..............................       2,248            1,340            6,558            2,982
                                            -------          -------         --------         --------
          Total revenues...............      11,738            6,215           31,273           15,397
Cost of revenues:
  License..............................          57               59              137              177
  Service..............................       1,674            1,118            4,592            2,415
                                            -------          -------         --------         --------
          Total cost of revenues.......       1,731            1,177            4,729            2,592
                                            -------          -------         --------         --------
Gross profit...........................      10,007            5,038           26,544           12,805
Operating expenses:
  Research and development.............       2,481            1,584            6,472            3,992
  Sales and marketing..................       7,203            4,873           21,390           13,069
  General and administrative...........       1,690            1,223            5,142            3,231
  Amortization of intellectual
     property, goodwill, other
     intangibles, and deferred stock
     compensation......................       1,067              848           10,198            2,922
                                            -------          -------         --------         --------
          Total operating expenses.....      12,441            8,528           43,202           23,214
                                            -------          -------         --------         --------
Loss from operations...................      (2,434)          (3,490)         (16,658)         (10,409)
Finance and other income, net..........         903            1,074            3,217            1,003
                                            -------          -------         --------         --------
Net loss...............................     $(1,531)         $(2,416)        $(13,441)        $ (9,406)
                                            =======          =======         ========         ========
Basic and diluted net loss per share...     $ (0.04)         $ (0.07)        $  (0.37)        $  (0.34)
                                            =======          =======         ========         ========
Shares used in computing basic and
  diluted net loss per share...........      37,307           32,612           36,725           27,771
                                            =======          =======         ========         ========

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
OPERATING ACTIVITIES
Net loss....................................................    $(13,441)        $ (9,406)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of intangibles, warrant and deferred stock
     compensation...........................................      10,172            2,922
  Depreciation..............................................         721              536
  Other.....................................................                         (328)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (5,665)          (2,996)
     Other assets...........................................      (1,691)          (1,277)
     Payable to related parties.............................         (50)             (64)
     Other liabilities and accrued expenses.................        (320)           1,173
     Accounts payable and accrued liabilities...............         335               79
     Accrued compensation...................................          --              303
     Deferred revenue.......................................       1,466            1,610
     Severance pay, net.....................................         142               56
                                                                --------         --------
          Net cash used in operating activities.............      (8,331)          (7,392)
                                                                --------         --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (2,155)          (1,076)
Purchases of short-term investments.........................     (14,335)         (57,061)
Maturities of short term investment.........................      29,516               --
Purchase of Mobix intellectual property.....................     (12,300)              --
                                                                --------         --------
Net cash provided by (used in) investing activities.........         726          (58,137)
                                                                --------         --------
FINANCING ACTIVITIES
Repayment of bank line of credit............................          --           (2,000)
Proceeds from shareholders' notes receivable................         488              104
Repayment of shareholder loans..............................        (451)            (363)
Proceeds from issuance of preferred shares, net.............          --            9,915
Proceeds from issuance of ordinary shares, net..............      17,667           68,887
                                                                --------         --------
Net cash provided by financing activities...................      17,704           76,543
                                                                --------         --------
Net increase in cash and cash equivalents...................      10,099           11,014
Cash and cash equivalents at beginning of the period........      18,818            6,449
                                                                --------         --------
Cash and cash equivalents at end of the period..............    $ 28,917         $ 17,463
                                                                --------         --------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS
Issuance of ordinary shares for Mobix acquisition...........    $  4,000               --
                                                                ========
Issuance of ordinary shares for notes receivable............    $     --         $ (3,454)
                                                                ========         ========
Conversion of redeemable preferred stock to common stock....    $     --         $ 47,770
                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, "BackWeb" or the "Company"), is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and the computer industries.

     The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Limited, a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; BackWeb Technologies S.A.R.L., a French corporation, BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd., a Japanese corporation.

     Basis of Presentation -- The unaudited consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of form 10-Q and
Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The balance sheet at December 31, 1999 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments to fairly state the Company's financial positions), results of operations and cash flows for the period indicated. The financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Revenue Recognition -- License revenues are comprised of perpetual or time based license fees, which are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon the shipment of products which incorporate the Company's software. License revenue is recognized when a license agreement has been executed and an definitive order has been received, the product has been delivered to end customers, no significant BackWeb obligations with regard to implementation remain, the fee is fixed and determinable, and collectibility is probable. For electronic delivery, the software is considered delivered when BackWeb has provided the customer with the access codes (the "key") that allow for immediate possession of the software. If the fee due from the customer is not fixed and determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

     Service revenues are comprised of revenue from support arrangements, consulting fees and training. BackWeb's policy is to recognize license revenue when these services are not essential to the functionality of the product. To date, these services have not been essential to the functionality of the product. Support arrangements provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from support arrangements is deferred and recognized on a straight-line basis as service revenue over the life of the related service agreement, typically one year. Consulting and training revenue is deferred and recognized when provided to the customer. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue. In instances where software license agreements include a combination of consulting services, training and support, these separate elements are unbundled from the arrangement based on the elements' relative fair value.

                           BACKWEB TECHNOLOGIES LTD.

     BackWeb adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions."

     Net Loss Per Share -- The basic and diluted net loss per share is computed using the weighted-average number of ordinary shares outstanding during the period.

     The following table presents the calculation of the basic and diluted net loss per ordinary share (in thousands, except per share data):

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                           ------------------------------    -----------------------------
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                               2000             1999             2000            1999
                                           -------------    -------------    -------------   -------------
Net loss...............................       $(1,531)         $(2,416)        $(13,441)        $(9,406)
                                              =======          =======         ========         =======
Basic and diluted:
  Weighted-average shares..............        37,585           33,618           37,345          15,860
  Less weighted-average shares subject
     to repurchase.....................          (278)          (1,006)            (620)           (724)
                                              -------          -------         --------         -------
Shares used in computing basic and
  diluted net loss per share...........        37,307           32,612           36,725          15,136
                                              =======          =======         ========         =======
Basic and diluted net loss per share...       $ (0.04)         $ (0.07)        $  (0.37)        $ (0.62)
                                              =======          =======         ========         =======

  Impact of Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1999 and its amendments, Statements 137 and 138 in June 1999 and June 2000, respectively. These statements establish methods of accounting for derivative financial instruments and hedging activities. BackWeb currently holds no derivative financial instruments as defined by these statements and does not currently engage in hedging activities. The adoption of these statements is not expected to have material impact on the Company's consolidated balance sheets or results of operations.

     In March 2000, The Financial Accounting Statement Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ( FIN 44). The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25 "Accounting to Stock Issued to Employees". The Interpretation will apply to all fiscal quarters on all fiscal years beginning after July 1 2000. The company does not expect an impact of this new FIN on the Company's consolidated balance sheets or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's interpretations in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the company's consolidated balance sheets or results of operations.

NOTE 2. SELECTIVE BALANCE SHEET DETAIL

     Cash Equivalents and Short-Term Investments -- Cash equivalents consist of money market instruments, bank time deposits and debt securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and two years.

                           BACKWEB TECHNOLOGIES LTD.

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

     The following is a summary of the Company's investment portfolio as of September 30, 2000 (in thousands):

                                                                 UNREALIZED    ESTIMATED
                                                       COST        LOSSES      FAIR VALUE
                                                      -------    ----------    ----------
Money market funds................................    $13,824      $  --        $13,824
Corporate debt securities.........................     28,020       (236)        27,784
                                                      -------      -----        -------
          Totals..................................    $41,844      $(236)       $41,608
                                                      =======      =====        =======

     Property and Equipment -- Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

     Property and equipment, at cost, consists of the following (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2000            1999
                                                       -------------   ------------
Computer equipment and peripheral..................       $ 3,057        $ 2,145
Office equipment, furniture, fixtures, and other...         2,360          1,117
                                                          -------        -------
                                                            5,417          3,262
Less accumulated depreciation......................        (2,352)        (1,631)
                                                          -------        -------
Property and equipment, net........................       $ 3,065        $ 1,631
                                                          =======        =======

Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2000            1999
                                                       -------------   ------------
Accounts payable...................................       $1,142          $  807
Accrued compensation and related expense...........        3,750           2,519
Sales events.......................................          464             950
Other..............................................        3,235           4,300
                                                          ------          ------
                                                          $8,591          $8,576
                                                          ======          ======

     Shareholders' Loans -- In 1995, BackWeb signed an agreement with its early investors (the "Early Investors"), according to which the Early Investors provided BackWeb with loan financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors were converted into a shareholders' loan on the same terms as the $500,000 loan. As of September 30, 2000, the overall loan balance was $372,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments.

                           BACKWEB TECHNOLOGIES LTD.

     Accumulated Other Comprehensive Loss -- The accumulated and other comprehensive loss consists entirely of unrealized losses on short-term investments. As at September 30, 2000 and December 31, 1999, the amount was $236,000 and $226,000 respectively.

NOTE 3. CREDIT FACILITIES

     Bank Line of Credit -- In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% - 4%. The borrowing under the line of credit at December 31, 1998 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at September 30, 2000.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of September 30, 2000, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

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

NOTE 5. SEGMENTS AND GEOGRAPHIC INFORMATION

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas based on the location of the entity making that sale (in thousands):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Revenues from sales to unaffiliated customers:
  Israel.................................................  $ 7,828    $ 2,759
  United States..........................................   22,459     12,360
  Canada.................................................      986        278
                                                           -------    -------
                                                           $31,273    $15,397
                                                           =======    =======

                           BACKWEB TECHNOLOGIES LTD.

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
Long-lived assets:
  Israel...........................................     $  7870          $  388
  Europe...........................................         172             129
  United States....................................       1,391           1,013
  Canada...........................................         860             264
  Other............................................          17              18
                                                        -------          ------
                                                        $10,310          $1,812
                                                        =======          ======

     Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in Europe and the Far East.

NOTE 6. SHELF REGISTRATION

     On September 20, 2000, BackWeb's Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under such Registration Statement, BackWeb registered 704,408 ordinary shares held by selling shareholders. The selling shareholders are composed of former shareholders of Lanacom Inc., a Canadian company acquired by BackWeb in August 1997. The offering is not underwritten and BackWeb will not receive any proceeds from the offering.

NOTE 7. SUBSEQUENT EVENTS

     On October 3, 2000, BackWeb acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly DeliverEx, Inc.) in exchange for payment of $2,500,000 under the Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000 between 3Path, Inc., BackWeb and various other investors.

     On November 1, 2000, BackWeb acquired 483,600 shares of Series B Preferred Shares of Emony Ltd. in exchange for payment of $500,000 under the Share Purchase and Shareholders Agreement dated October 10, 2000 between Emony Ltd., BackWeb and various other investors. Further, under such Share Purchase and Shareholders Agreement, BackWeb acquired (a) a warrant to purchase Series B Preferred Shares in an amount as may be purchased in exchange for $500,000, based on a pre-exercise valuation of Emony of $10,000,000 on a fully diluted and as-converted basis; and (b) a warrant to purchase Series B Preferred Shares in an amount as may be purchased in exchange for $930,233, based on a pre-exercise valuation of Emony of $15,000,000 on a fully diluted and as-converted basis.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We have made forward-looking statements in this Report on Form 10-Q that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of the operations of BackWeb. Also, when we use such words as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves risks and uncertainties that could affect future financial results. Our actual results could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this quarterly report, as well as the risk factors included in BackWeb's periodic reports and registration statements filed with the U.S. Securities and Exchange Commission. BackWeb undertakes no obligation to publicly update or revise any forward-looking statements.

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

     In August 1997, in an effort to expand the features and functionalities of our product offerings, we acquired all the outstanding shares of Lanacom Inc., a Canadian corporation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair value on the acquisition date. The purchase price of $3.9 million was determined based on the value of shares originally issued and options granted. Of the total purchase price, approximately $3.2 million was allocated to goodwill, representing the excess of the aggregate purchase price over the fair value of tangible and intangible assets. The remainder of the purchase price was allocated to net tangible liabilities assumed ($103,000), developed technology ($400,000) and other identifiable intangible assets ($383,000). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life, which ranges from 24 to 30 months. The first BackWeb product, Version 4.0, incorporating Lanacom's Headliner product, was released in January 1998.

     On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. ("Mobix") for an aggregate amount of $16.44 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the date of acquisition, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of acquisition in accordance with Generally Accepted Accounting Principles. The capitalized intangible assets are being amortized on a straight-line basis over their extended useful lives of two to three years.

     In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb Foundation Version 5.0, and in December 1998 released our first packaged application, BackWeb Sales Accelerator. In August 2000, we updated our base platform software and released version 6.0 of the BackWeb Foundation software and a new software program named BackWeb Push Application Server.

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

     We recognize software license revenue in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by Statement of Position 98-4 (SOP 98-4), "Deferral of the Effective Date of a Provision of SOP 97-2," and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." These statements are effective for our transactions entered into after January 1, 1998. The application of SOP 97-2 has not had a material impact on the results of our operations. License revenues are comprised of perpetual or time based license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. We generally recognize license revenues when a license agreement has been executed and a definitive order has been signed and received and the product has been delivered to end-user customers, with no significant obligations remaining with regard to implementation, the fee is fixed and determinable and collectibility is probable. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

     Service revenues are primarily comprised of revenues from standard support and maintenance agreements, consulting and training fees. Customers licensing our products generally purchase the standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per session basis. We recognize service revenues from consulting and training when such services are actually provided to the customer.

     We have expended significant sums since inception on product development and enhancement of sales and marketing capabilities, and expect that these expenditures will continue to increase as we pursue the emerging opportunities in our markets.

RESULTS OF OPERATIONS

  Revenues

     Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb e-Accelerator products and to a lesser extent from maintenance, consulting and training services. Total revenues for the three months ended September 30, 2000 were $11.7 million, an increase of approximately $5.5 million or 89% from $6.2 million in the three months ended September 30, 1999. Total revenues for the nine months ended September 30, 2000 were $31.3 million, an increase of approximately $15.9 million or 103% from $15.4 million in the nine months ended September 30, 1999. The increases were due both to growth in license and service revenues. Customers outside of the United States accounted for 38.4% of revenues in the three months ended September 30, 2000 compared to 22% of revenues in the three months ended September 30, 1999. For the nine months ended September 30, 2000, customers outside of the United States accounted for 28% of revenues compared to 19.7% for the nine months ended September 30, 1999.

     License revenues were $9.5 million or 80.8% of revenues for the three months ended September 30, 2000 compared to $4.9 million or 78.4% of revenues for the same period of the prior year. License revenues were $24.7 million or 79% of revenues for the nine months ended September 30, 2000 compared to $12.4 million or 80.6% of revenues for the same period of the prior year. The decrease in license revenue as a percentage of total revenue was primarily due to increased service revenue from maintenance and consulting services. Service revenues were $2.2 million or 19.2% of revenues for the three months ended September 30, 2000 compared to $1.3 million or 21.6% of revenues for the same period of the prior year. Service revenues were

$6.6 million or 21% of revenues for the nine months ended September 30, 2000 compared to $3 million or 19.4% of revenues for the same period of the prior year.

  Cost of Revenues

     Cost of license revenues consists primarily of expenses related to media duplication, packaging of products and amortization of capitalized developed technology (i.e., Lanacom related). Cost of license revenues were $57,000 or 0.6% of license revenues for the three-months ended September 30, 2000 compared to $59,000 or 1.2% of license revenues for the same period of the prior year. Cost of license revenues were $137,000 or 0.6% of license revenues for the nine months ended September 30, 2000 compared to $177,000 or 1.4% of license revenues for the same period of the prior year. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.7 million, or 74.5% of service revenues, for the three months ended September 30, 2000 compared to $1.1 million, or 83.4% of service revenues, for the same period of the prior year. Cost of service revenues was $4.6 million, or 70% of service revenues, for the nine months ended September 30, 2000 compared to $2.4 million, or 81.0% of service revenues, for the same period of the prior year. The increase in cost of service revenues was due to growth of the service organization. We expect the cost of service revenues to increase on an absolute basis but decrease as a percentage of net revenues, primarily as a result of the increase in service revenues in addition to the continued expansion of the customer support and professional service organizations.

OPERATING EXPENSES

  Research and Development

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel and Canada. Research and development expenses were $2.5 million for the three months ended September 30, 2000 compared to $1.6 million for the same period of the prior year. Research and development expenses were $6.5 million for the nine months ended September 30, 2000 compared to $4.0 million for the same period of the prior year. Research and development expenses were 21.1% and 25.5% of total revenues in the third quarter of fiscal 2000 and 1999, respectively, and were 20.7% and 25.9% for the nine month periods ended September 30, 2000 and 1999, respectively. We expect our research and development expenses will increase on an absolute basis over the next year as we continue to invest in developing our technology and products, but such expenses are expected to decrease as a percentage of revenues.

  Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $7.2 million for the three months ended September 30, 2000 compared to $4.9 million for the same period of the prior year. Sales and marketing expenses were $21.4 million for the nine months ended September 30, 2000 compared to $13.1 million for the same period of the prior year. Sales and marketing expenses were 61.4% and 78.4% of total revenue in the third quarter of fiscal 2000 and 1999, respectively, and were 68.4% and 84.9% for the nine-month periods ended September 30, 2000 and 1999, respectively. We expect that sales and marketing expenses will increase on an absolute basis over the next year, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales offices in additional domestic and international locations, but are expected to decrease as a percentage of revenues.

  General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services and legal. General and administrative expenses were $1.7 million for the three months ended September 30, 2000 compared to $1.2 million for the same period of the prior year. General and administrative expenses were $5.1 million for the nine months ended September 30, 2000 compared to $3.2 million for the same period of the prior year. General and administrative expenses were 14.4% and 19.7% of total revenue in the third quarter of fiscal 2000 and 1999, respectively, and were 16.4% and 21.0% for the nine-month periods ended September 30, 2000 and 1999, respectively. We expect general and administrative expenses to increase on an absolute basis in future periods but continue to decrease as a percentage of revenues.

  Amortization of Goodwill, Other Intangible Assets and Deferred Stock Compensation

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999, the initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of goodwill, intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd., in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill, intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $1.1 million for the three months ended September 30, 2000 compared to $848,000 for the same period of the prior year. Amortization expense was $10.2 million for the nine months ended September 30, 2000 compared to $2.9 million for the same period of the prior year. The total amortization expense related to a one-time write-off of in-process research and development was $8.4 million in June 2000.

  Finance and Other Income (Expense), (net)

     Finance and other income and expenses (net) includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to finance and other income and expense. Finance and other income and expense (net) also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three months ended September 30, 2000, finance and other income (net) was $903,000 compared to $1.1 million for the same period of the prior year. For the nine months ended September 30, 2000, finance and other income (net) was $3.2 million compared to $1.0 million for the same period of the prior year. The increase was primarily due to increased interest income earned from cash equivalents and short-term investments.

  Liquidity and Capital Resources

     As of September 30, 2000, the Company had $70.5 million of cash, cash equivalents and short-term investments, which represents a decrease of $5.1 million as compared to December 31, 1999.

     Net cash used in operating activities was $8.9 million and $7.4 million for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by investing activities was $1.3 million for the nine months ended September 30, 2000 and cash used for investing activities was $58.1 million for the same period of the prior year and was primarily for capital expenditures, purchase of intellectual property and short-term investments. Cash provided by financing activities was $17.7 million and $76.5 million for the nine months ended September 30, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of common stock.

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

  Impact of Inflation and Currency Fluctuations

     Most of our sales are in U.S. dollars. However, a large portion of our costs are incurred in relation to our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European and Asian currencies due to the fact that we operate offices throughout Europe and Asia.

  Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1999 and its amendments, Statements 137 and 138 in June 1999 and June 2000, respectively. These statements establish methods of accounting for derivative financial instruments and hedging activities. BackWeb currently holds no derivative financial instruments as defined by these statements and does not currently engage in hedging activities. The adoption of these statements is not expected to have a material impact on the Company's consolidated balance sheets or results of operations.

     In March 2000, The Financial Accounting Statement Board issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ( FIN No. 44). The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25 "Accounting to Stock Issued to Employees". The Interpretation will apply to all fiscal quarters on all fiscal years beginning after July 1, 2000. The company does not expect an impact of this new FIN No. 44 on the Company's consolidated balance sheets or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on the company's consolidated balance sheets or results of operations.

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

  We have a history of losses and we expect future losses

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2000. We incurred net losses of approximately $13.4 million for the nine months ended September 30, 2000, $11.5 million for the year ended December 31, 1999, $14.6 million for the year ended December 31, 1998 and $15.0 million for the year ended December 31, 1997. As of September 30, 2000, we had an accumulated deficit of approximately $62.4 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to increase in 2000.

  Our quarterly operating results are subject to fluctuations and seasonality

     Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including, among others:

     - demand for our products and services;

     - the timing and mix of sales of our products and services;

     - loss of customers;

     - changes in the growth rate of Internet usage;

     - delays in introducing new products and services;

     - new product introductions by competitors;

     - changes in our pricing policies or the pricing policies of our competitors;

     - costs related to acquisitions of technology or businesses; and

     - economic conditions generally as well as those specific to the Internet and related industries.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may be below the expectation of public market analysts and investors.

  We anticipate increased operating expenses, which could cause our business to suffer if we do not correspondingly increase revenues

     We plan to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, improve operational and financial systems, develop new distribu-tion channels and fund greater levels of research and development. If we do not significantly increase our revenues to meet these increased expenses, our business will suffer.

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

  If we lose a major customer, our revenues could suffer because of our customer concentration

     We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers' licenses, our revenues would be adversely affected. In 1997, revenues from two customers represented 19% and 11%, respectively, of our total revenues. In 1998, no customer accounted for more than 10% of our revenues. In 1999, revenues from one customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

  Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenues to vary significantly

     To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. Even after purchase, our customers tend to deploy BackWeb Foundation slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer's network environment, the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

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

     These factors, together with our anticipated future operations and geographic dispersion, will continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and expand, train and manage our work force worldwide.

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

  Our proprietary technology may be subject to infringement claims

     Substantial litigation regarding intellectual property rights exists in the software industry. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

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

  Our business could suffer if we lose the services of key personnel

     We will need to hire a significant number of additional sales, support, marketing, and research and development personnel in fiscal 2000 and beyond to increase our revenues. If we fail to attract qualified personnel or retain current employees, including our executive officers and other key employees, our revenues may not increase and could decline. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

  Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld

     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli government has granted "Approved Enterprise" status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or a portion of these tax benefits are reduced. These tax benefits may be cancelled in the event of changes in Israeli government policies or if we fail to comply with requisite conditions and criteria. Currently the most significant conditions which we must continue to meet include making specified investments in fixed assets, maintaining the development and production nature of our facilities, and financing of at least 30% of these investments through the issuance of capital stock.

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

  Israeli regulations may limit our ability to engage in research and development and export our products

     Under Israeli law we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 31, 2001. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

  Israeli courts might not enforce judgments rendered outside of Israel which may make it difficult to collect on judgments rendered against us

     We are incorporated in Israel. Some of our directors and executive officers and the Israeli experts named herein are not residents of the United States and some of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and executive officers or the Israeli experts named herein and enforcement of judgments obtained in the United States against us, and our directors and executive officers, or the Israeli experts named herein, may be difficult to obtain within the United States. BackWeb Technologies Inc., our U.S. subsidiary, is the U.S. agent authorized to receive service of process in any action against us in any federal or state court arising out of our initial public offering, a subsequent offering or any related purchase or sale of securities. We have not given consent for this agent to accept service of process in connection with any other claim.

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

  Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 22% of our outstanding ordinary shares as of October 31, 2000. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     Israeli corporate law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving significant shareholders and regulates other matters that may be relevant to these types of transactions. Furthermore, Israeli tax considerations may make potential transactions unappealing to us or to some of our shareholders. In addition, our charter documents provide for a staggered board of directors.

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

  Our Board of Directors can authorize and expand the number of shares granted under Our 1996 Israeli Employee Stock Option Plan

     Under Israeli law, our Board of Directors may authorize additional shares to be issued under our 1996 Israeli Employee Stock Option Plan. Such action does not require an amendment to such plan or shareholder approval under Israeli law (but may in certain cases, require approval under the rules applicable to companies listed on the Nasdaq Stock Market). The Board's ability to expand the number of shares to be granted under such plan is governed by and limited by the fiduciary duties of each Board member under Israeli corporate law and the remaining number of our authorized shares which are not outstanding. Any such Board actions may result in dilution to the ownership interests of existing shareholders.

  Our Board of Directors has limited the number of options that it may grant under our Amended and Restated 1998 U.S. Stock Option Plan, but it can remove that limitation without obtaining shareholder approval

     Our shareholders have approved the issuance, under our Amended and Restated 1998 U.S. Stock Option Plan, of options to purchase up to approximately 12.9 million shares. Our Board of Directors has adopted a resolution to limit the issuances under that plan to approximately 10.6 million shares. Our Board of Directors has the authority, without obtaining shareholder approval, to remove or reduce that limitation, which could cause dilution to our existing shareholders.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 20, 2000, BackWeb's Registration Statement on Form S-3 was declared effective by the Securities and Exchange Commission. Under such Registration Statement, BackWeb registered 704,408 ordinary shares held by selling shareholders. The selling shareholders are composed of former shareholders of Lanacom Inc., a Canadian company acquired by BackWeb in August 1997. The offering is not underwritten and BackWeb will not receive any proceeds from the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At BackWeb's Annual Meeting of Shareholders on August 24, 2000, our shareholders voted on the following proposals:

          1. Proposal to increase the number of directors to six members:

For:                   26,965,433
Against:                   47,166
Abstain:                    6,992
Not Voted:                      0

          2. Proposal to elect the following directors:

                                 FOR        WITHHELD
                              ----------    --------
Joseph Gleberman............  26,957,798     61,793
Gil Shwed...................  26,957,798     61,793
Leora Rubin Meridor.........  26,957,798     61,793

          3. Proposal to ratify the appointment of Ernst & Young LLP as BackWeb's independent auditors for the fiscal year ending December 31, 2000:

For:                   27,002,820
Against:                   11,859
Abstain:                    4,912
Not Voted:                      0

          4. Proposal for certain license and investment transactions with DeliverEx, Inc., which has renamed itself as 3Path, Inc.:

For:                   13,625,738
Against:                3,460,378
Abstain:                1,247,303
Not Voted:              8,686,172

          5. Proposal to increase the number shares available under BackWeb's 1998 U.S. Employee Stock Option Plan and 1996 Israeli Employee Stock Option Plan by 1,894,622 shares effective as of June 30, 2000:

For:                   13,272,976
Against:                4,937,931
Abstain:                  122,512
Not Voted:              8,686,172

          6. Proposal to adopt evergreen provisions for BackWeb's 1998 U.S. Employee Stock Option Plan and 1996 Israeli Employee Stock Option Plan:

For:                   13,265,475
Against:                5,013,020
Abstain:                   54,924
Not Voted:              8,686,172

          7. Proposal to authorize Mr. Eli Barkat to serve as both BackWeb's Chief Executive Officer and as the Chairman of the Board:

For:                   26,792,158
Against:                  214,460
Abstain:                   12,973
Not Voted:                      0

          8. Proposal to approve grants of stock options to members of the Board of Directors:

For:                   13,471,836
Against:                4,811,919
Abstain:                   49,664
Not Voted:              8,686,172

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Articles of Association of Registrant*
 3.2       Memorandum of Association of Registrant (English
           translation)*
 4.1       Specimen of Ordinary Share Certificate*
 4.2       Fourth Amended and Restated Rights Agreement*
 4.3       Form of Liquidity Proposal between BackWeb Technologies,
           Ltd. and the Exchangeable shareholders*
10.16      1998 U.S. Stock Option Plan (amended and restated effective as of July 1, 2000)
27.1       Financial Data Schedule

---------------
* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358).

     (b) REPORTS ON FORM 8-K

     The company filed a report on Form 8-K/A on September 7, 2000 to provide its response under Item 7 (regarding pro forma financial information that the Company was not required to provide) of the Report on Form 8-K filed on July 10, 2000 with respect to the acquisition of certain assets from Mobix
Communications, Ltd.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BACKWEB TECHNOLOGIES LTD.

Date: November 10, 2000                   By:        /s/ HANAN MIRON
                                            ------------------------------------
                                                        Hanan Miron,
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Articles of Association of Registrant*
 3.2      Memorandum of Association of Registrant (English
          translation)*
 4.1      Specimen of Ordinary Share Certificate*
 4.2      Fourth Amended and Restated Rights Agreement*
 4.3      Form of Liquidity Proposal between BackWeb Technologies,
          Ltd. and the Exchangeable shareholders*
10.16     1998 U.S. Stock Option Plan (amended and restated effective as of July 1, 2000)
27.1      Financial Data Schedule

---------------
* Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358).