Form 10-K
period 2000-12-31
BACKWEB TECHNOLOGIES LTD
filed 2001-04-02
CIK 1082064

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      ORDINARY SHARES, NIS 0.03 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of March 20, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,390,566. As of March 20, 2001, registrant had outstanding 38,343,639 shares of Ordinary Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           BACKWEB TECHNOLOGIES LTD.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matter to a Vote of Security Holders..........   18

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              19
          Stockholder Matters.........................................
Item 6.   Selected Consolidated Financial Data........................   21
Item 7.   Management's Discussion and Analysis of Financial Condition    23
          and Results of
          Operations..................................................
Item 7A.  Quantitative and Qualitative Disclosures About Market          28
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements With Accountants On Accounting    50
          and Financial Disclosure....................................

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and            55
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   57

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   58
          8-K.........................................................

     This Annual Report on Form 10-K contains express or implied forward-looking statements. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include those discussed elsewhere in this Form 10-K in the Section entitled "Risk Factors." Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     BackWeb Technologies Ltd. ("BackWeb" or the "Company") is a leading provider of Internet communication infrastructure software and application-specific software that enable companies to communicate business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. Our products provide a reliable solution for communicating large amounts of data in any digital format by enabling our customers to automatically gather and disseminate information. Our products efficiently disseminate this information across a network of any speed by automatically adapting the rate of transmission to match the available bandwidth. The Company sells its products primarily through its direct sales force, resellers and OEMs.

     Our infrastructure software, BackWeb Foundation, is a platform that allows organizations to efficiently gather, target and deliver sizeable digital data of any format to users' desktops throughout the extended enterprise. We work with our customers, partners and third-party software vendors to develop applications built on top of BackWeb Foundation. We have also developed an application, BackWeb e-Accelerator, for sales and service organizations. BackWeb e-Accelerator for direct sales force enables a geographically dispersed sales organization to stay instantly updated about competitive and customer information from external sources, internal sales and marketing materials, product pricing information, business applications and critical management announcements. BackWeb e-Accelerator for field service enables a product support organization to stay instantly updated about product information, service requests, product training information and software diagnostic tools.

     The Company was incorporated in the State of Israel in 1995. The principal executive offices of the Company are located at 3 Abba Hillel Street, Ramat Gan, Israel, 52136. In the United States, the Company's principal offices are located at 2077 Gateway Place Suite 500, San Jose, California, 95110.

INDUSTRY BACKGROUND

     The Internet has changed the nature of business operations and competition. Companies, their suppliers, customers and employees now have the means to conduct business electronically, commonly referred to as e-business. As a result, it is now possible for new competitors to enter and disrupt established markets virtually overnight. The spread of electronic commerce has endowed business customers and consumers with the ability to change vendors at the click of a button. To compete effectively, companies need to react quickly to changing market conditions, accelerate critical business processes and stay in closer contact with sales people, partners and customers. To address these challenges, companies must be able to effectively communicate the right information to the right people at the right time. Existing Internet communication methods fall short of the requirements of this new business environment, as these methods do not overcome the network congestion, information overload and/or lack of reliability characteristic of today's networks.

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

  Escalate Messages to Track Down Appropriate Recipients

     Our Push Application Server's multi-channel communications and escalation technology combine to ensure the highest possible success rate for contacting users with the right information. This capability makes BackWeb's Push Application Server a reliable way to deliver critical messages to an audience. Multi-channel communication enables message delivery to users with personal computers, PDAs, mobile phones and other devices. Escalation makes it possible to re-route messages from one user device to another until the user confirms delivery, or to reroute messages from one person to another until an intended recipient confirms delivery. Our customers are able to have more success contacting appropriate users with less effort, and all through a single system with a single application programming interface. This obviates the need for our customers to integrate different products offering a single communication method.

STRATEGY

     Our objective is to establish ourselves as the leading provider of Internet communication infrastructure and applications software. The key elements of this strategy include:

  Become the De Facto Standard for Internet Communication Infrastructure

     We intend to establish BackWeb Foundation as the leading infrastructure software platform for Internet communication. We believe that the recent adoption of BackWeb Foundation by leading companies across various industries validates our technology and should facilitate its broad market acceptance. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our Internet communication solution by these companies' partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb Foundation to facilitate its continued adoption and to increase the technological barriers to entry.

  Leverage Infrastructure Platform to Introduce Multiple Internet Communication Applications

     Our core technology has been designed as an open platform upon which BackWeb, our customers, our partners and third-party vendors can develop Internet communication applications that are easy to deploy and to which additional capabilities can easily be added. We actively market and support our applications built on top of our infrastructure software, BackWeb Sales Accelerator and BackWeb Service Accelerator. Such applications enable companies to focus the attention of their sales force or product support organizations, partners and customers on timely, business-critical information. We intend to increase our product offerings by introducing new applications, developed both internally and through third-parties, targeted at various business functions throughout the extended enterprise.

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

TECHNOLOGY AND PRODUCTS

     We currently sell BackWeb Foundation, BackWeb Push Application Server, and the BackWeb e-Accelerator. We license BackWeb Foundation and Push Application Server to customers, developers and independent software vendors, thereby enabling them to integrate their own applications or third-party applications with our infrastructure software platform. BackWeb e-Accelerator provides our customers with packaged applications that incorporate BackWeb Foundation and Push Application Server.

  Technology:

     Our infrastructure software platform is powered by three core technologies that we have developed: Polite Communications, Multi-channel delivery and Escalation/Attention Management.

     Polite Communications. Polite Communications enables the transmission of significant volumes of digital data from BackWeb servers to BackWeb clients on personal computers through existing networks without interfering with normal network applications and traffic. Polite Communications enables companies to provide any user with rapid communication of bandwidth-intensive data, regardless of whether they utilize high-speed or low-speed data access services. This bandwidth-sensitive delivery is accomplished through the use of various components including the following:

     - Polite Agent monitors the network activity of the client workstation and communicates with BackWeb servers only when the connection is idle. It is able to interrupt BackWeb communications when other applications request use of the user's network connection.

     - Polite Proxy allows communication between the BackWeb proxy server and BackWeb servers only when WAN bandwidth utilization is below a specified threshold. It achieves this by monitoring the wide area network, or WAN.

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

     Multi-channel Delivery. The BackWeb Push Application Server provides push communications-related business logic which can be applied to different kinds of communication or delivery methods. Examples of the delivery methods supported by the Push Application Server include BackWeb Polite Communication to personal computers, email, and wireless SMS messaging. Additional delivery methods can be added in the future as the Push Application Server has an application programming interface that provides the facilities for BackWeb or third parties to add delivery methods to the system. The push communications-business logic provides the kind of software services needed to support proactive communications, such as targeting, subscriptions, reporting, management of users and groups, and application programming interfaces. Multi-channel delivery makes it possible for BackWeb's proactive communications expertise to be extended to users with different kinds of devices on different kinds of networks.

     Escalation/Attention Management and Flash Notifications. The BackWeb products are often used by customers for notification applications, where people need to be notified of time-sensitive or otherwise critical information. When combined with BackWeb's multi-channel delivery capability, BackWeb's Escalation and Attention Management capabilities provide the means to get important notifications to the right people at the right time with a high rate of success. Escalation refers to the capability to reroute messages from one device to another device if the intended recipient did not receive the message or confirm receipt of the message on the first device. Furthermore, messages can also be rerouted or escalated to another person if the originally targeted recipient was not reached. This escalation intelligence allows the multi-channel delivery technology to coordinate all delivery methods with a focus on achieving the desired user notification. Attention Management is an automatic notification system supported by the BackWeb client software on personal computers. When content items are pushed to the personal computer, the BackWeb attention management capability is able to alert users with the information if appropriate for that user and content item. It alerts users to the delivery of business-critical information through a variety of display techniques including Flash notifications and ticker displays. These techniques enable companies to attract immediate attention to time-sensitive information. Flashes are a particular display technique that can be customized to notify users and, if desired, can allow management to track the usage of the information. For example, the recipient can be required to acknowledge their receipt of the information, or to immediately launch and interact with a designated application. In addition, Attention Management displays can be programmed to play automatically according to specific scheduling and expiration parameters, after which the information and associated data can be automatically purged.

  Products:

     BackWeb Foundation. Our infrastructure software platform, BackWeb Foundation, is based on a set of flexible components including BackWeb Server, BackWeb Development Tools, BackWeb Client and BackWeb Add-On Components. These components enable an organization to capture information from virtually any data source, including web sites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver it throughout its extended enterprise. BackWeb Server is a software server which runs on standard hardware servers, and communicates with BackWeb Client, our software program operating on personal computers or workstations.

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

     - BackWeb Polite Proxy Server. A software server that:

      - caches frequently accessed material for a group of BackWeb clients, eliminating the need for redundant data transfers from a company's server;

      - monitors the WAN connection and communicates only when the network connection is below a certain threshold; and

      - enables a system administrator to manage the BackWeb Proxy Server
        Console.

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

     BackWeb Push Application Server. In August 2000, we introduced BackWeb Push Application Server. The Push Application Server provides two levels of functionality -- proactive communications or push business logic and multi-channel communications capability. Push business logic refers to the business logic required to proactively delivery information to users. It provides basic capabilities such as:

     - targeting techniques so information can be directed to the right people

     - subscription management for determining who should receive which information automatically

     - user/group management

     - application programming interfaces for content publishing and system operation

     - reporting on system and user events

     - message escalation

     Multi-channel delivery refers to the ability of the system to communicate with users via different communication or delivery methods. Examples of the delivery methods supported by the Push Application Server include BackWeb Polite Communication to personal computers, email, and wireless SMS messaging. Additional delivery methods can be added in the future as the Push Application Server has an application programming interface that provides the facilities for BackWeb or third parties to add delivery methods to the system. Multi-channel delivery makes it possible for BackWeb's proactive communications expertise to be extended to users with different kinds of devices on different kinds of networks.

     BackWeb e-Accelerator. In December 1998, we introduced BackWeb Sales Accelerator (now e-Accelerator), our first packaged application built on BackWeb Foundation. BackWeb e-Accelerator allows companies to keep their extended enterprise equipped with the most up-to-date documents, market information and management announcements by automating the collection and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed employees, resellers, partners and customers to accelerate their business execution and response time to critical changes affecting their business. Examples of information typically communicated by BackWeb e-Accelerator include:

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

     BackWeb e-Accelerator consists of the Market Intelligence Manager, Strategic Publishing Manager, Rapid Survey and Automated Marketing Encyclopedia modules:

     - Market Intelligence Manager automatically monitors, collects and organizes information from Internet or intranet sites to keep users abreast of the latest industry news, competitive announcements and customer information.

     - Strategic Publishing Manager enables managers to publish and direct the immediate attention of their constituents to time-sensitive and business critical information. Editorial rights, publishing and access rights are centrally controlled. The published information can be disseminated to users' desktops using our Flash technology.

     - Automated Marketing Encyclopedia enables a company to create a library of documents or files to which extended enterprise users can subscribe. Once subscribed, these files are automatically pushed to users and subsequent updates are also pushed and applied automatically.

     - Rapid Survey enables companies to acquire feedback from its users through interactive surveys which collect and analyze information. Companies can publish these surveys through a web-based interface and create questions that have one response, multiple responses or text answers. The published information can be disseminated to users' desktops using our Flash technology. Users can respond to these surveys quickly and even when they are offline, increasing the response rate and decreasing the response time as compared to other survey techniques.

CUSTOMERS

     We sell our products to a broad base of customers from a variety of industries, including telecommunications, high technology, financial services, retail and travel services. Our customers include industry leaders such as: AT&T Corp., British Telecommunications plc, Carlson Travel, Cisco Systems, Inc., Compaq Computer Corporation, Delta Airlines, Electronic Data Systems, Ericcsson, Fidelity Investments Institutional Services Co., Goldman Sachs & Co., Hewlett-Packard, IBM, AC Nielsen, NBC, Nestle, Network Associates, Inc., o.tel.o, Pacific Bell, Schlumberger, Siemens, Nortel Networks and Lucent Technologies, Inc.

     In 2000, one OEM accounted for more than 27% of our revenues. In 1999, revenues from one End-user represented 13% of our revenues. In 1998 no customer accounted for more than 10% of our revenues.

     For a more complete discussion of related party transactions and their affect on the Company please refer to Note 8 of the "Notes to Consolidated Financial Statements." For a more complete discussion of external customers transaction by geography please refer to Note 12 of the "Notes to Consolidated Financial Statements."

ALLIANCES WITH BUSINESS PARTNERS

     In order to accelerate the acceptance of our products, we have developed cooperative alliances with leading technology vendors, original equipment manufacturers, applications vendors, web site portals, and Internet-based solutions providers. We believe that these alliances will provide additional marketing and sales channels for our products and will facilitate establishing broad market acceptance for BackWeb's products. The benefits of this approach include enabling BackWeb to concentrate on its core competencies while allowing the development of applications by business partners and reducing the time-to-market for applications based on BackWeb's products. As of December 31, 2000, we have signed agreements for business alliances with Baan Development B.V., Cable & Wireless USA Inc., IBM CRM, KPMG, RealNetworks, Inc., SAP AG and SAP Labs, Inc.

SALES AND MARKETING

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

CUSTOMER SERVICE AND SUPPORT

     We have a comprehensive service and support organization which we intend to expand. Our services are primarily comprised of maintenance, consulting and training. Maintenance is provided to our customers on an annual basis for an additional fee. This maintenance includes remote assistance with installation, configuration and initial set-up of the application, run-time support and software maintenance releases. We also provide consulting, training and on-site installation services. We expect to expand our variety of services both directly and through third-party relationships in order to meet the growing needs of our customers.

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

     In addition, we have actively recruited key computer scientists, engineers and software developers and have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Through our acquisition of Lanacom, we enhanced our research and development capabilities, particularly with respect to the development of software applications. Since our inception, we have focused our research and development efforts on developing and enhancing BackWeb Foundation as well as our pre-packaged applications. BackWeb is currently working on new applications and adding features and new functionality to our products. Our research and development expenses, net totaled $8.8 million for the year ended December 31, 2000, $5.5 million for the year ended December 31, 1999, and $4.6 million for the year ended December 31, 1998.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, including defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of such materials. These claims have been brought and sometimes successfully pressed against online service providers in the past. It is also possible that if any such information, or information that is copied and stored by customers that have deployed our products, contains errors, third parties could make claims against us for losses incurred in reliance on such information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

     While relying largely on internally developed technology, on June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel ("Mobix"). Purchased assets include all registered patents, designs, copyrights and trademarks, all applications for registration thereof, all computer programs, all hardware, algorithms, utilities, flowcharts, processes, experimental methods, specifications, engineering drawings, test protocols, and all other works of authorship, inventions, concepts, ideas, and discoveries developed or used by Mobix and all intellectual property rights therein. The Company believes the Mobix acquisition will enable it to extend its technology edge.

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

EMPLOYEES

     As of December 31, 2000, we had a total of 290 employees, 282 of whom were full-time employees. Of the total number of employees 101 were engaged in research and development, including 1 temporary employee, 106 in sales, marketing and business development, including 4 temporary employees, 36 in professional services and technical support and 47 in finance, administration and operations, including 3 temporary employees. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

     In addition, 87 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers' organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

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

     WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2001. We incurred net losses of approximately $19.2 million for the year ended December 31, 2000, $11.5 million for the year ended December 31, 1999, and $14.6 million for the year ended December 31, 1998. As of December 31, 2000, we had an accumulated deficit of approximately $68.2 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to increase in 2001. As a result, we will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate in the dot-com market based on internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

     INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE

     The stock market from time to time has experienced significant price and volume fluctuations. Recently, the stock market and specifically the stock prices of internet-related companies have been very volatile. This volatility is not necessarily related to the operating performance of companies. Because we are an internet-related company, our stock price may be similarly volatile. This volatility may reduce the price of our common stock without regard to our operating performance and investors could lose all or part of their investments.

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

     OUR BACKWEB FOUNDATION PLATFORM AND APPLICATIONS ARE NEW AND IT IS UNCLEAR IF THEY WILL ACHIEVE MARKET ACCEPTANCE

     We do not know if our products will be successful. The market for Internet communications solutions is in its infancy, and we are not certain that our target customers will widely adopt and deploy our technology throughout their networks. Even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. Our future growth depends on the commercial success of BackWeb Foundation and applications developed upon BackWeb Foundation, such as BackWeb e-Accelerator and PAS.

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

     OUR GROWTH MAY SUFFER BECAUSE OF THE DIFFICULTIES IN IMPLEMENTING OUR PRODUCTS

     The use of our products by our customers often requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties.

     IF WE LOSE A MAJOR CUSTOMER, OUR REVENUES COULD SUFFER BECAUSE OF OUR CUSTOMER CONCENTRATION

     We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers' licenses, our revenues would be adversely affected. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one End-user customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

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

     WE DO NOT HAVE SUFFICIENT INSURANCE TO COVER ALL POTENTIAL PRODUCT LIABILITY AND WARRANTY CLAIMS

     Our products are integrated into our customers' networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability and E&O insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

     OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF KEY PERSONNEL

     We will need to hire a significant number of additional sales, support, marketing, and research and development personnel in fiscal 2001 and beyond to increase our revenues. If we fail to attract qualified personnel or retain current employees, including, our executive officers and other key employees, our revenues may not increase and could decline. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

     ISRAELI REGULATIONS MAY LIMIT OUR ABILITY TO ENGAGE IN RESEARCH AND DEVELOPMENT AND EXPORT OUR PRODUCTS

     Under Israeli law we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 2001. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

     ISRAELI COURTS MIGHT NOT ENFORCE JUDGMENTS RENDERED OUTSIDE OF ISRAEL WHICH MAY MAKE IT DIFFICULT TO COLLECT ON JUDGMENTS RENDERED AGAINST US

     We are incorporated in Israel. Some of our directors and executive officers are not residents of the United States and some of their assets and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and executive officers, and enforcement of judgments obtained in the United States against us, and our directors and executive officers, may be difficult to obtain within the United States. BackWeb Technologies, Inc., our U.S. subsidiary, is the U.S. agent authorized to receive service of process in any action against us in any federal or state court arising out of our initial public offering or any related purchase or sale of securities. We have not given consent for this agent to accept service of process in connection with any other claim.

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

     OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF BACKWEB AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40.1% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

ITEM 2. PROPERTIES

     As of December 31, 2000, BackWeb leased approximately 8,500 square feet in a single office building located in Ramat-Gan, Israel and approximately 20,500 square feet in a single office building located in San Jose, California. The office space in Ramat-Gan, Israel is leased pursuant to a lease that terminates in May 2004. The office space in San Jose, California is leased pursuant to a lease that expires in March 2007. In January 2000, BackWeb also entered into an additional lease for approximately 8,500 square feet of office space in Toronto which expires in August 2006. BackWeb also leases sales and office space in the following cities:

                           CITY                                 COUNTRY
                           ----                              --------------
New York City, NY..........................................  U.S.A.
Chicago, IL................................................  U.S.A.
Warrenville, IL............................................  U.S.A.
McLean, VA.................................................  U.S.A.
Atlanta, GA................................................  U.S.A.
Carrollton, TX.............................................  U.S.A.
Austin, TX.................................................  U.S.A.
Framingham, MA.............................................  U.S.A.
Warminster, PA.............................................  U.S.A.
Richmond, VA...............................................  U.S.A.
Denver, CO.................................................  U.S.A.
Bellevue, WA...............................................  U.S.A.
Paris......................................................  France
Bagshot....................................................  United Kingdom
Amsterdam..................................................  Netherlands
Uppsala....................................................  Sweden
Hamburg/Munchen............................................  Germany
Tokyo......................................................  Japan

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's ordinary shares are traded on the Nasdaq National Market under the symbol "BWEB." Public trading of ordinary shares commenced on June 8, 1999. Prior to that, there was no public market for the ordinary shares. According to the records of the Company's transfer agent, the Company had approximately 173 stockholders on record as of March 20, 2001. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the Nasdaq National Market low and high sales price of the Company's ordinary shares for the periods indicated below:

                                                             LOW           HIGH
                                                          SALE PRICE    SALE PRICE
                                                          ----------    ----------
2000
Fourth Quarter..........................................   $ 5.75        $11.38
Third Quarter...........................................   $10.14        $25.00
Second Quarter..........................................   $12.56        $29.94
First Quarter...........................................   $31.56        $58.00
1999
Fourth Quarter..........................................   $16.75        $51.44
Third Quarter...........................................   $15.13        $36.50
Second Quarter..........................................   $15.00        $28.00

     The Company's policy has been to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its ordinary shares in the foreseeable future.

     In addition, the terms of financing arrangements restrict us from paying dividends to our shareholders.

     If we were to distribute cash dividends out of income that had been exempt from tax because of our investment program's Approved Enterprise status (for description of such status please refer to the section entitled "Effective Corporate Tax Rate" in the Company's MD&A) such income would become subject to Israeli corporate tax.

     If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid.

     Until May 1998, Israel imposed restrictions on transactions in non-Israeli currency. Those restrictions affected our operations in various ways, and also affected the right of non-residents of Israel to convert into non-Israeli currency amounts they received in Israeli currency. Currently, there are no longer Israeli currency control restrictions on remittances of dividends on the ordinary shares (after deduction of withholding tax) or the proceeds from the sale of the shares, and shareholders may freely convert these amounts into non-Israeli currencies and remit these amounts abroad. However, legislation remains in effect pursuant to which currency controls can be imposed by administrative action at any time.

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

     In November 2000, BackWeb filed a Registration Statement on Form S-8, pursuant to which BackWeb registered an additional 4,522,084 ordinary shares for issuance under the Company's 1996 Israeli Employee

Stock Option Plan, 1998 U.S. Stock Option Plan, and 1999 Employee Stock Purchase Plan. For each named Plan, the additional shares registered were 1,131,415, 2,639,966 and 750,703 respectively.

     On January 28, 2000, the Company issued and sold 458,000 ordinary shares for an aggregate purchase price of $14,999,500 to RealNetworks, Inc., a Washington corporation ("RealNetworks"), pursuant to a Securities Purchase Agreement, dated January 17, 2000 (the "Agreement"), between the Company and RealNetworks, and issued a warrant (the "Warrant") to purchase 114,500 ordinary shares with an exercise price of $32.75 per share to RealNetworks. The per share price for the ordinary shares acquired pursuant to the Agreement and for the ordinary shares that may be acquired pursuant to the Warrant ($32.75 per share), is equal to the average Nasdaq National Market closing price of the Company's ordinary shares for the 60 trading days before January 14, 2000. The ordinary shares of the Company were sold in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) thereof and Rule 506 thereunder.

     On June 27, 2000, the Company completed its acquisition (the "Acquisition") of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel ("Mobix"), pursuant to a Software and Asset Purchase Agreement, dated June 4, 2000, among the Company, Mobix and the principal shareholder of Mobix. As consideration in the Acquisition, Mobix received (i) a cash payment of $9.6 million, and (ii) a number of ordinary shares of BackWeb equal to $2.9 million in value, based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition, and such shares were deposited in escrow, together with an additional $2.4 million in cash, to satisfy Mobix's and the principal shareholder's indemnification obligations and to secure the retention of certain key employees of Mobix. BackWeb also granted stock options valued at $1.1 million to retain two key employees from Mobix. The ordinary shares of the Company issued in the Acquisition were sold in reliance upon the exemption from registration under the Securities Act, provided by Section 4(2) thereof and Rule 506 thereunder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2000        1999        1998        1997       1996
                                       --------    --------    --------    --------    -------
Revenues:
  License............................  $ 29,294    $ 18,514    $  7,980    $  5,311    $    71
  Service............................     9,052       4,749       1,557         290         --
                                       --------    --------    --------    --------    -------
          Total revenues.............    38,346      23,263       9,537       5,601         71
Cost of revenues:
  License............................       249         266         266         182         --
  Service............................     6,051       3,911       1,353         796         --
                                       --------    --------    --------    --------    -------
          Total cost of revenues.....     6,300       4,177       1,619         978         71
                                       --------    --------    --------    --------    -------
Gross profit.........................    32,046      19,086       7,918       4,623         71
                                       --------    --------    --------    --------    -------
Operating expenses:
  Research and development, net......     8,790       5,519       4,555       3,955      1,781
  Sales and marketing................    28,479      18,876      13,182      12,224      4,535
  General and administrative.........     7,480       4,480       3,182       2,981      1,396
  Amortization of goodwill, other
     intangibles and deferred stock
     compensation....................    11,259       3,640       1,824         557         --
                                       --------    --------    --------    --------    -------
          Total operating expenses...    56,008      32,515      22,743      19,717      7,712
                                       --------    --------    --------    --------    -------
Loss from operations.................   (23,962)    (13,429)    (14,825)    (15,094)    (7,641)
Finance and other income (expense),
  net................................     4,749       1,940         218         132        (43)
                                       --------    --------    --------    --------    -------
Net loss.............................  $(19,213)   $(11,489)   $(14,607)   $(14,962)   $(7,684)
                                       ========    ========    ========    ========    =======
Basic and diluted net loss per
  share..............................  $  (0.52)   $  (0.59)   $  (6.07)   $  (6.96)   $ (6.95)
                                       ========    ========    ========    ========    =======
Weighted average number of shares
  used in computing basic and diluted
  net loss per share(1)..............    37,205      19,575       2,408       2,151      1,106
                                       ========    ========    ========    ========    =======

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                               2000      1999      1998       1997       1996
                                              ------    ------    -------    -------    ------
                                                        (U.S. DOLLARS IN THOUSANDS)
CONDENSED CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...............................  64,734    75,607      6,449      6,377    12,068
Working capital.............................  63,916    71,323      1,596      3,024     9,707
Total assets................................  90,374    86,049     12,701     15,097    12,784
Long-term obligations, net of current.......      --        --        327      1,156     1,278
Redeemable convertible preferred stock......      --        --     37,304     25,532    16,337
Total shareholders' equity (net capital
  deficiency)...............................  78,430    73,129    (33,178)   (18,915)   (7,407)

- ---------------
(1) For the calculation of the number of shares, please see Note 2 of the Notes to Consolidated Financial Statements, "Net Loss Per Share."

                UNAUDITED QUARTERLY FINANCIAL DATA FOR 2000 AND 1999

     The following are summaries of quarterly financial data for the years ended December 31, 2000 and 1999 as reported by the Company:

                                                        FIRST       SECOND        THIRD       FOURTH
                                                         QTR          QTR          QTR          QTR
                                                      ---------    ---------    ---------    ---------
                                                                         UNAUDITED
                                                      (US DOLLAR IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
  Revenues........................................       8,903       20,632       11,738        7,073
  Gross profit....................................       7,542        8,994       10,007        5,503
  Net loss........................................      (2,152)      (9,759)      (1,531)      (5,771)
  Basic and diluted net loss per share (after
     amortisation)................................       (0.06)       (0.26)       (0.04)       (0.15)
1999
  Revenues........................................       4,097        5,085        6,215        7,866
  Gross profit....................................       3,432        4,335        5,038        6,281
  Net loss........................................      (3,686)      (3,304)      (2,416)      (2,083)
  Basic and diluted net loss per share (after
     amortisation)................................       (1.40)       (0.12)       (0.07)       (0.06)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified by, the "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on "Risk Factors" that is set forth in Item 1 of Part I of this Form 10-K. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-K.

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

     In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb Foundation Version 5.0, and in December 1998 released our first packaged application, BackWeb Sales Accelerator. Since our inception, revenues have been derived primarily from the licensing of our products and to a lesser extent from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of the direct sales force, reseller channel, system integrators and OEM's.

     On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. for an aggregate amount of $16.44 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their extended useful lives of two to three years.

     We recognize software license revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the "Residual Method" when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

     The Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission with effect from the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not have and is not expected to have a material effect of the Company's consolidated balance sheets or results of operations.

     To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. We generally do not grant a right of return to our customers. When a right of return exists, we defer revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training and consulting services) is determined based on the price charged for the undelivered element when sold separately.

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products.

     Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing our products generally purchase the standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per-session basis. We recognize service revenues from consulting and training when provided to the customer.

     We have expended significant sums since inception on product development and enhancement of sales and marketing capabilities, and expect that these expenditures will continue to increase as we pursue the emerging opportunities in our markets.

     The functional currency of our operations is the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses in Israel is incurred in New Israeli Shekel (NIS). The results of our operations are subject to fluctuations in the U.S. dollar-NIS exchange rate, which is influenced by various global economic factors including inflation in Israel.

RESULTS OF OPERATIONS

  Revenues

     Our revenues are derived primarily from licensing of BackWeb Foundation, BackWeb e-accelerator suite and the push application server and to a lesser extent from maintenance, consulting and training services. Total revenues for the twelve months ended December 31, 2000 was $38.3 million, an increase of approximately $15.0 million or 64% from $23.3 million in the twelve months ended December 31, 1999. Total revenues increased approximately $13.8 million or 144% during 1999 as compared to 1998. The increases in each year described were a function of increased volume in the amount of license and service revenues. Customers outside of the United States accounted for 27.6% of revenues in the twelve months ended December 31, 2000 compared to 29.0% and 20.6% of revenues in the twelve months ended December 31, 1999 and 1998, respectively.

     License revenues were $29.3 million or 76.4% of revenues in the twelve months ended December 31, 2000 compared to $18.5 million or 79.6% and $8.0 million or 83.7% of revenues in the twelve months ended December 31, 1999 and 1998, respectively. The decreases in license revenue as a percentage of total revenue were primarily due to increased service revenue from maintenance and consulting services. Service revenues were $9.1 million or 23.6% of revenues in the twelve months ended December 31, 2000 compared to $4.7 million or 20.4% and $1.6 million or 16.3% of revenues in the twelve months ended December 31, 1999 and 1998, respectively.

     In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one End-user customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years. In 1998 no one customer accounted for more than 10% of our revenues.

COST OF REVENUES

     Cost of revenues was $6.3 million or 16.4% of revenues for the twelve months ended December 31, 2000 compared to $4.2 million or 18.0% and $1.6 million or 17.0% of revenues for the twelve months ended December 31, 1999 and 1998, respectively. The increases in cost of revenues on an absolute basis were primarily due to growth of the service organization in 2000 and 1999.

     Cost of license revenues consists primarily of expenses related to media duplication, packaging of products and in 1998 and 1999 only, amortization of capitalized developed technology (i.e., Lanacom related). Cost of license revenues was $249,000 or 0.65% of revenues for the twelve months ended December 31, 2000 compared to $266,000 or 1.1% of revenues for the twelve months ended December 31, 1999 and $266,000 or 2.8% of revenues for the twelve months ended December 31, 1998. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $6.1 million, or 15.8% of revenues, in the twelve months ended December 31, 2000 compared to $3.9 million or 16.8% of revenues, in the twelve months ended December 31, 1999 and $1.4 million or 14.2% of revenues, in the twelve months ended December 31, 1998. The increase in cost of service revenues was due to growth of the service organization during 2000 and 1999. We expect the cost of service revenues to increase primarily as a result of the increase in service revenues in addition to the continued expansion of the customer support and professional services organizations.

OPERATING EXPENSES

  Research and Development, net

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel and Canada. Research and development expenses were $8.8 million in the twelve months ended December 31, 2000 compared to

$5.5 million and $4.6 million in the twelve months ended December 31, 1999 and 1998, respectively. We expect our research and development expenses will increase on an absolute basis over the next year as we continue to invest in developing our technology and products.

  Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $28.5 million for the twelve months ended December 31, 2000 compared to $18.9 million and $13.2 million in the twelve months ended December 31, 1999 and 1998, respectively. We expect that sales and marketing expenses will increase on an absolute basis over the next year, as we hire additional sales and marketing personnel, continue to promote our brand and establish sales offices in additional domestic and international locations.

  General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debt. The bad and doubtful debt for the years ended December 31, 2000, 1999 and 1998 was $732,000, $396,000 and $535,000,
respectively. General and administrative expenses were $7.5 million in the twelve months ended December 31, 2000 compared to $4.5 million and $3.2 million in the twelve months ended December 31, 1999 and 1998, respectively. We expect general and administrative expenses to increase on an absolute basis.

  Amortization of Goodwill, Other Intangibles and Deferred Stock Compensation

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999, initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of goodwill, intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd. in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Goodwill, intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. The total amortization expense related to one-time write-off of in-process research and development was $8.4 million in June 2000. Amortization expense was $11.3 million for the twelve months ended December 31, 2000 compared to $3.6 million and $1.8 million in the twelve months ended December 31, 1999 and 1998, respectively.

  Finance and Other Income (Expense), net

     Finance and other income and expenses (net) includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to finance and other income and expense. Finance and other income and expense (net) also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the twelve months ended December 31, 2000, other income was $4.7 million compared to $1.9 million and $218,000 in the twelve months ended December 31, 1999 and 1998, respectively. The increase in finance and other income during 2000 and 1999 was due to interest income generated from the proceeds of the initial public offering.

  Income Taxes

     As of December 31, 2000, we had approximately $31.0 million of Israeli net operating loss carryforwards and $7.4 million of U.S. federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The U.S. net operating loss carryforwards expire in various amounts between the years 2011 and 2020. The Israeli net operating loss carryforwards have no expiration date.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had $64.7 million of cash, cash equivalents and short-term investments, which represents a decrease of $10.9 million as compared to December 31, 1999.

     Net cash used in operating activities was $11.0 million and $5.3 million for the twelve-months ended December 31, 2000 and 1999, respectively. Cash used in investing activities was $5.6 million and $58.4 million for the twelve months ended December 31, 2000 and 1999, respectively, and was primarily for capital expenditures, purchase of intellectual property and short-term investments. Cash provided by financing activities was $18.8 million and $76.0 million for the twelve months ended December 31, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of ordinary shares.

     As of December 31, 2000, the Company had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our sales, maintenance, marketing and product development organizations, to expand marketing programs, to establish additional facilities worldwide and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 24 months.

     As of December 31, 2000, the Company had $5,000,000 in an unused, available line-of-credit facility.

EFFECTIVE CORPORATE TAX RATES

     Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our Company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15% - 25% for the next 5 to 8 years, depending upon the proportion of foreign ownership of the Company.

     All of these tax benefits are subject to various conditions and restrictions. See "Israeli Taxation and Investment Programs-Law for the Encouragement of Capital Investments Act 1959." There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through December 31, 2000, we have not yet used the tax benefits for which we are eligible. See Item 1, "Business -- Risk Factors."

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

     Most of our sales are in U.S. dollars. However, a large portion of our costs are incurred in relation to our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European and Asian currencies due to the fact that we operate offices throughout Europe and Asia.

     The annual rate of inflation in Israel was 0% in 2000, 1.3% in 1999 and 8.6% in 1998. The NIS was devalued against the U.S. dollar by approximately
- -2.7% in 2000, -17% in 1999 and 17.6% in 1998. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.041 for one U.S. dollar on December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     As of July 1, 2000, the Company adopted the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Because BackWeb currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on BackWeb's financial condition or results of operations.

     In September 2000, the SFAS issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125," FAS 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of FAS 125 without consideration. The provisions of FAS 140 are effective for periods beginning after December 15, 2000. The Company does not expect the adoption of the provisions of FAS 140 to have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in Israel and Canada and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders'
BackWeb Technologies Ltd.

     We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (the "Company") and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Tel-Aviv, Israel                                                   KOST FORER & GABBAY
January 25, 2001                                         A Member of Ernst & Young International

                           BACKWEB TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 21,076    $ 18,818
  Short-term investments....................................    43,658      56,789
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,038 and $919 at December 31, 2000 and
     1999...................................................     8,400       6,142
  Other accounts receivables and prepaid expenses...........     2,370       2,344
                                                              --------    --------
          Total current assets..............................    75,504      84,093
Long-term investments.......................................     3,000          --
Property and equipment, net.................................     4,025       1,631
Goodwill and other purchased intangibles, net...............     6,462         181
Other long-term assets......................................     1,383         144
                                                              --------    --------
          Total assets......................................  $ 90,374    $ 86,049
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  7,260    $  8,576
  Deferred revenue..........................................     3,957       3,321
  Payable to related parties................................        --          50
  Current portion of shareholders' loans....................       371         823
                                                              --------    --------
          Total current liabilities.........................    11,588      12,770
Accrued severance pay, net..................................       243         150
Long-term deferred revenue..................................       113          --
Commitments and contingencies
Shareholders' equity:
  Series E preferred stock, nominal value NIS 0.03 per
     share; one share authorized and issued and outstanding
     at December 31, 2000 and 1999..........................     3,454       3,454
  Ordinary shares, nominal value NIS 0.03 per share;
     150,067,829 shares authorized at December 31, 2000 and
     1999; 38,047,738 and 35,153,402 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................   146,751     124,301
  Notes receivable from shareholders........................    (2,486)     (3,316)
  Deferred stock compensation...............................      (890)     (2,104)
  Accumulated other comprehensive loss......................      (206)       (226)
  Accumulated deficit.......................................   (68,193)    (48,980)
                                                              --------    --------
          Total shareholders' equity........................    78,430      73,129
                                                              --------    --------
          Total liabilities and shareholders' equity........  $ 90,374    $ 86,049
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues:
  License..................................................  $ 29,294    $ 18,514    $  7,980
  Service..................................................     9,052       4,749       1,557
                                                             --------    --------    --------
          Total revenues...................................    38,346      23,263       9,537
                                                             --------    --------    --------
Cost of revenues:
  License..................................................       249         266         266
  Service..................................................     6,051       3,911       1,353
                                                             --------    --------    --------
          Total cost of revenues...........................     6,300       4,177       1,619
                                                             --------    --------    --------
Gross profit...............................................    32,046      19,086       7,918
                                                             --------    --------    --------
Operating expenses:
  Research and development, net............................     8,672       5,519       4,555
  Sales and marketing......................................    28,479      18,876      13,182
  General and administrative...............................     7,480       4,480       3,182
  In-process research and development write-off and
     amortization of goodwill and other intangible
     assets................................................    10,163       1,498       1,824
  Amortization of deferred stock compensation..............     1,214       2,142          --
                                                             --------    --------    --------
          Total operating expenses.........................    56,008      32,515      22,743
                                                             --------    --------    --------
Loss from operations.......................................   (23,962)    (13,429)    (14,825)
Interest income and other..................................     4,952       2,409         424
Interest expense and other.................................      (203)       (469)       (206)
                                                             --------    --------    --------
Net loss...................................................  $(19,213)   $(11,489)   $(14,607)
                                                             ========    ========    ========
Basic and diluted net loss per share.......................  $  (0.52)   $  (0.59)   $  (6.07)
                                                             ========    ========    ========
Weighted average number of shares used in computing basic
  and diluted net loss per share...........................    37,205      19,575       2,408
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                       SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 ---------------------------------------------------------
                                                                                  NOTES
                                                                                RECEIVABLE
                                   PREFERRED SHARES        ORDINARY SHARES         FROM
                                 --------------------   ---------------------     SHARE-
                                   SHARES      AMOUNT     SHARES      AMOUNT     HOLDERS
                                 -----------   ------   ----------   --------   ----------
BALANCE AT JANUARY 1, 1998.....   25,464,111   $3,949    2,163,573   $     20    $    --
  Issuance of ordinary shares
    pursuant to options
    exercised..................           --      --       320,885        123         --
  Issuance of ordinary shares
    in connection with Series D
    redeemable preferred shares
    to placement agent.........           --      --        33,985         --         --
  Deferred stock
    compensation...............           --      --            --      1,859         --
  Amortization of deferred
    stock compensation.........           --      --            --         --         --
  Net loss.....................           --      --            --         --         --
                                 -----------   ------   ----------   --------    -------
BALANCE AT DECEMBER 31, 1998...   25,464,111   3,949     2,518,443      2,002         --
  Conversion of preferred stock
    to ordinary shares.........  (25,464,110)   (495)   23,090,238     47,770         --
  Issuance of ordinary shares,
    net of $8,339 of issuance
    costs......................           --      --     6,325,000     67,561         --
  Issuance of ordinary shares
    upon exchange of Series E
    preferred shares...........           --      --     1,169,242         --         --
  Issuance of ordinary shares
    pursuant to options and
    warrants exercised.........           --      --     2,050,479      4,192         --
  Notes receivable from
    shareholders...............           --      --            --         --     (3,538)
  Repayment of notes receivable
    from shareholders..........           --      --            --         --        222
  Deferred stock
    compensation...............           --      --            --      2,608         --
  Amortization of deferred
    stock compensation (net)
    and warrant................           --      --            --        168         --
  Unrealized loss on available
    for sale marketable
    securities.................           --      --            --         --         --
  Net loss.....................           --      --            --                    --
                                 -----------   ------   ----------   --------    -------
BALANCE AT DECEMBER 31, 1999...            1   3,454    35,153,402    124,301     (3,316)
  Issuance of ordinary shares,
    net of $4,688 of issuance
    costs......................           --      --       458,000     14,779         --
  Issuance of ordinary shares
    upon exchange of Series E
    preferred shares...........           --      --       932,770         --         --
  Issuance of ordinary shares
    pursuant to options and
    warrants exercised.........           --      --     1,468,153      4,130         --
  Issuance of shares and stock
    options in respect of
    Intellectual Property
    acquisition................           --      --       155,914      4,000         --
  Forfeiture of restricted
    shares.....................           --      --      (120,501)      (459)       459
  Repayment of notes receivable
    from shareholders..........           --      --            --         --        371
  Amortization of deferred
    stock compensation.........           --      --            --         --         --
  Unrealized gain on available
    for sale marketable
    securities.................           --      --            --         --         --
  Net loss.....................           --      --            --         --         --
                                 -----------   ------   ----------   --------    -------
BALANCE AT DECEMBER 31, 2000...            1   $3,454   38,047,738   $146,751    $(2,486)
                                 ===========   ======   ==========   ========    =======

                                       SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                 ----------------------------------------------------------
                                                                                  TOTAL
                                                 ACCUMULATED                  SHAREHOLDERS'
                                   DEFERRED         OTHER                        EQUITY
                                    STOCK       COMPREHENSIVE   ACCUMULATED   (NET CAPITAL
                                 COMPENSATION       LOSS          DEFICIT      DEFICIENCY)
                                 ------------   -------------   -----------   -------------
BALANCE AT JANUARY 1, 1998.....    $    --          $  --        $(22,884)      $(18,915)
  Issuance of ordinary shares
    pursuant to options
    exercised..................         --             --              --            123
  Issuance of ordinary shares
    in connection with Series D
    redeemable preferred shares
    to placement agent.........         --             --              --             --
  Deferred stock
    compensation...............     (1,859)            --              --             --
  Amortization of deferred
    stock compensation.........        221             --              --            221
  Net loss.....................         --             --         (14,607)       (14,607)
                                   -------          -----        --------       --------
BALANCE AT DECEMBER 31, 1998...     (1,638)            --         (37,491)       (33,178)
  Conversion of preferred stock
    to ordinary shares.........         --             --              --         47,275
  Issuance of ordinary shares,
    net of $8,339 of issuance
    costs......................         --             --              --         67,561
  Issuance of ordinary shares
    upon exchange of Series E
    preferred shares...........         --             --              --             --
  Issuance of ordinary shares
    pursuant to options and
    warrants exercised.........         --             --              --          4,192
  Notes receivable from
    shareholders...............         --             --              --         (3,538)
  Repayment of notes receivable
    from shareholders..........         --             --              --            222
  Deferred stock
    compensation...............     (2,608)            --              --             --
  Amortization of deferred
    stock compensation (net)
    and warrant................      2,142             --              --          2,310
  Unrealized loss on available
    for sale marketable
    securities.................         --           (226)             --           (226)
  Net loss.....................                        --         (11,489)       (11,489)
                                   -------          -----        --------       --------
BALANCE AT DECEMBER 31, 1999...     (2,104)          (226)        (48,980)        73,129
  Issuance of ordinary shares,
    net of $4,688 of issuance
    costs......................         --             --              --         14,779
  Issuance of ordinary shares
    upon exchange of Series E
    preferred shares...........         --             --              --             --
  Issuance of ordinary shares
    pursuant to options and
    warrants exercised.........         --             --              --          4,130
  Issuance of shares and stock
    options in respect of
    Intellectual Property
    acquisition................         --             --              --          4,000
  Forfeiture of restricted
    shares.....................         --             --              --             --
  Repayment of notes receivable
    from shareholders..........         --             --              --            371
  Amortization of deferred
    stock compensation.........      1,214             --              --          1,214
  Unrealized gain on available
    for sale marketable
    securities.................         --             20              --             20
  Net loss.....................         --             --         (19,213)       (19,213)
                                   -------          -----        --------       --------
BALANCE AT DECEMBER 31, 2000...    $  (890)         $(206)       $(68,193)      $ 78,430
                                   =======          =====        ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net loss...................................................  $(19,213)   $(11,489)   $(14,607)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  In-process research and development write-off and
     amortization of goodwill and other intangible
     assets................................................    10,163         369       1,984
  Amortization of deferred stock compensation..............     1,214       3,640          --
  Depreciation.............................................       906         760         529
  Other....................................................        --          --        (102)
  Changes in operating assets and liabilities:
     Trade accounts receivable.............................    (2,258)     (3,552)        769
     Other accounts receivables, prepaid expenses and other
       long-term assets....................................    (1,265)     (1,680)       (174)
     Payable to related parties............................       (50)       (254)       (463)
     Accounts payable and accrued liabilities..............    (1,316)      5,219        (468)
     Deferred revenue......................................       749       1,655         630
     Accrued severance pay, net............................        93          57          19
                                                             --------    --------    --------
       Net cash used in operating activities...............   (10,977)     (5,275)    (11,883)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchase of other assets...................................        --          --         (29)
Purchases of property and equipment........................    (3,300)     (1,361)       (390)
Purchases of short-term investments........................   (21,725)    (64,015)         --
Proceeds from sales of short-term investments..............    34,876       7,000          --
Purchase of Mobix intellectual property....................   (12,444)         --          --
Long term investments......................................    (3,000)         --          --
                                                             --------    --------    --------
Net cash used in investing activities......................    (5,593)    (58,376)       (419)
                                                             --------    --------    --------
FINANCING ACTIVITIES
Proceeds from bank line of credit..........................        --          --       2,500
Repayment of bank line of credit...........................        --      (2,000)     (2,021)
Repayment of shareholders' loans...........................      (452)       (332)         --
Proceeds from shareholders' notes receivable...............       371         222          --
Proceeds from issuance of preferred shares, net............        --       9,915      11,772
Proceeds from issuance of ordinary shares, net.............    18,909      68,215         123
                                                             --------    --------    --------
Net cash provided by financing activities..................    18,828      76,020      12,374
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................     2,258      12,369          72
Cash and cash equivalents at beginning of the year.........    18,818       6,449       6,377
                                                             --------    --------    --------
Cash and cash equivalents at end of the year...............  $ 21,076    $ 18,818    $  6,449
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  TRANSACTIONS
Conversion of redeemable preferred stock to ordinary
  shares...................................................  $     --    $ 47,275    $     --
                                                             ========    ========    ========
Issuance of ordinary shares for notes receivables..........  $     --    $  3,538    $     --
                                                             ========    ========    ========
Issuance of ordinary shares in respect of the purchase of
  Mobix intellectual property..............................  $  4,000    $     --    $     --
                                                             ========    ========    ========
Forfeiture of restricted shares............................  $    459    $     --    $     --
                                                             ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND BASIS OF PRESENTATION

     BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, "BackWeb" or the "Company") is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial, computer industries; and through OEM arrangements.

     The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; BackWeb Technologies S.a.r.l., a French corporation; BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd., a Japanese corporation.

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FINANCIAL STATEMENTS IN U.S. DOLLARS

     BackWeb prepares its financial statements in U.S. dollars which is also BackWeb's functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the Company's research and development expenses is generated in New Israeli Shekels ("NIS"). Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional and reporting currency of BackWeb Technologies Ltd. and each of its subsidiaries.

     Monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are re-measured using the foreign exchange rate at the balance sheet date in accordance with SFAS No. 52, "Foreign Currency Translations." Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect for the years ended December 31, 2000, 1999 and 1998 was a gain of $305,000, a loss of $117,000 and a gain of $163,000, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

     Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

                           BACKWEB TECHNOLOGIES LTD.

SHORT-TERM INVESTMENTS

     The Company accounts for investments in debt and equity securities in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as "available-for-sale" and are carried at fair market value, based on quoted market prices with material unrealized gains and losses, if any, included as a separate component of shareholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

LONG-TERM INVESTMENTS

     Investments in non-marketable and other long-term investments are recorded at the lower of cost or estimated fair value, since the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

                                                                       YEARS
                                                                       -----
Computer and peripheral equipment..........................             2-3
Office furniture and equipment.............................              3
Leasehold improvements.....................................  Over the term of the lease

     The Company periodically assesses the recoverability of the carrying amount of property and equipment and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, in accordance SFAS No. 121 "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of." As of December 31, 2000, no impairment losses had been identified.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

     Goodwill and other intangible assets acquired in purchase transactions are amortized on a straight-line method over the estimated useful lives of the assets between two to three years.

REVENUE RECOGNITION

     The Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission with effect from the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not and is not expected to have a material effect of the Company's consolidated balance sheets or results of operations.

     The Company recognizes software license revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the "Residual Method" when

                           BACKWEB TECHNOLOGIES LTD.

vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

     To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. The Company does not grant a right of return to our customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training and consulting services) is determined based on the price charged for the undelivered element when sold separately.

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon delivery of products which incorporate the Company's software. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after delivery of the related products.

     Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing our products generally purchase the standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per session basis. The Company recognizes service revenues from consulting and training when provided to the customer.

     Deferred revenue includes amounts received from customers for which revenue has not been recognized.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on BackWeb's product development process, technological feasibility is established upon the completion of a working model. BackWeb generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2000 BackWeb had recognized all software development costs to research and development expense in the period incurred.

ADVERTISING COSTS

     BackWeb accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $1,849,000, $528,000 and $42,000, respectively.

                           BACKWEB TECHNOLOGIES LTD.

INCOME TAXES

     BackWeb accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax based on assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. BackWeb provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade accounts receivable. BackWeb's cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities, which are invested in major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. The company from time to time engages in selling of receivables on a non-recourse basis with established commercial banking institutions.

     BackWeb sells its products to customers primarily in North America. BackWeb performs ongoing credit reviews of its customers' financial condition and generally does not require collateral. BackWeb maintains reserves to provide for estimated credit losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad and doubtful debts in the years ended December 31, 2000, 1999 and 1998 were $732,000, $533,000 and $677,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2000, 1999 and 1998 totaled $612,000, $175,000 and $591,000, respectively.

NET LOSS PER SHARE

     Basic net loss per share is comprised of the weighted average number of ordinary shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of ordinary shares outstanding during the year plus dilutive potential ordinary shares considered outstanding during the year in accordance with FASB Statement No. 128, "Earning per Share".

     The following table presents the calculation of the basic and diluted net loss per ordinary share (in thousands, except per share data):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net loss...........................................  $(19,213)   $(11,489)   $(14,607)
                                                     ========    ========    ========
Basic and diluted:
  Weighted-average shares..........................    37,307      20,421       2,408
  Less weighted-average shares subject to
     repurchase....................................      (102)       (846)         --
                                                     --------    --------    --------
Shares used in computing basic and diluted net loss
  per share........................................    37,205      19,575       2,408
                                                     ========    ========    ========
Basic and diluted net loss per share...............  $  (0.52)   $  (0.59)   $  (6.07)
                                                     ========    ========    ========

                           BACKWEB TECHNOLOGIES LTD.

     All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per ordinary share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of ordinary shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 9,822,359, 7,672,723 and 25,657,825 for the years ended December 31, 2000, 1999 and 1998, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     BackWeb has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's share options is less than the market price of the underlined shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") are provided in Note 10.

     The Company applies SFAS 123 and EITF 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" with respect to warrants issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

GOVERNMENT GRANTS

     The Company received non-royalty bearing rants from the Government of Israel for funding approved research and development projects. The grants are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs, Research and development grants amount to $150,000, $397,000 and $415,000 in the years ending December 31, 2000, 1999 and 1998, respectively.

SEVERANCE PAY

     BackWeb Technologies Ltd. liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. BackWeb Technologies Ltd. liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual.

     The funds deposited include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds are based on the cash surrendered value of these policies and include immaterial profits.

     Severance expenses for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $93,000, $57,000 and $19,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments.

     The carrying amounts of cash and cash equivalents, short-term investments, trade accounts receivable and accounts payable approximate their fair value due to the short-term maturity of such instruments.

     The fair value for marketable securities are based on quoted market prices.

                           BACKWEB TECHNOLOGIES LTD.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     As of July 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Because BackWeb currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on BackWeb's financial position or results of operations.

     In September 2000, the SFAS issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, although it continues most of the provisions of FAS 125 without consideration. The provisions of FAS 140 are effective for periods beginning after December 15, 2000. The Company does not expect the adoption of the provisions of FAS 140 to have a material impact on the Company's financial position or results of operations.

 3. SHORT-TERM INVESTMENTS

     The following is a summary of the Company's available-for-sale marketable securities (in thousands):

                                                                   DECEMBER 31,
                                       ---------------------------------------------------------------------
                                                     2000                                1999
                                       ---------------------------------   ---------------------------------
                                                 UNREALIZED   ESTIMATED              UNREALIZED   ESTIMATED
                                        COST       LOSSES     FAIR VALUE    COST       LOSSES     FAIR VALUE
                                       -------   ----------   ----------   -------   ----------   ----------
Money market funds...................  $15,166     $  --       $15,166     $30,000     $  --       $30,000
Corporate debt securities............   28,698      (206)       28,492      27,015      (226)       26,789
                                       -------     -----       -------     -------     -----       -------
          Totals.....................  $43,864     $(206)      $43,658     $57,015     $(226)      $56,789
                                       =======     =====       =======     =======     =====       =======

     The net adjustment to unrealized holding gains (losses) on available-for-sale securities included as a separate component of shareholders' equity totaled $206,000 and $226,000 in 2000 and 1999, respectively. At December 31, 2000, the total amounts of investments due within one year and due after one year through three years were $30.7 million and $13.0 million, respectively.

 4. PROPERTY AND EQUIPMENT, NET

     Property and equipment at cost consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Computer and peripheral equipment...........................  $ 3,392    $ 2,145
Office, furniture and equipment.............................    2,251      1,075
Leasehold improvement.......................................      919         42
                                                              -------    -------
                                                                6,562      3,262
Less: accumulated depreciation..............................   (2,537)    (1,631)
                                                              -------    -------
Property and equipment, net.................................  $ 4,025    $ 1,631
                                                              =======    =======

     Depreciation expenses for the years ended December 31, 2000, 1999 and 1998 were $906,000, $760,000 and $529,000, respectively.

                           BACKWEB TECHNOLOGIES LTD.

 5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

     On June 27, 2000, the Company completed its acquisition (the "Acquisition") of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel ("Mobix"), pursuant to a Software and Asset Purchase Agreement, dated June 4, 2000, among the Company, Mobix and the principal shareholder of Mobix. The Company used the purchase method of accounting for this acquisition. As consideration in the Acquisition, Mobix received (i) a cash payment of $9.6 million, and (ii) a number of Ordinary Shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 ordinary shares. Such shares were deposited in escrow, together with an additional $2.4 million in cash, to satisfy Mobix's and the principal shareholder's indemnification obligations and to secure the retention of certain key employees of Mobix, BackWeb also granted a number of stock options valued at $1.1 million to retain two key employees from Mobix. Acquisition costs amounted to $444,000.

     BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the Acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their expected useful lives of two to three years.

     No pro forma results of operations is provided, as the business acquired -- the software, intellectual property and assembled workforce -- is not a continuation of Mobix' prior operations including the nature of the revenue-producing activity which has not remained the same as before the Acquisition.

     Goodwill and other purchased intangible assets are composed as follows:

                                                          ESTIMATED
                                                            USEFUL        DECEMBER 31,
                                                             LIFE       ----------------
                                                          (IN YEARS)     2000      1999
                                                          ----------    ------    ------
Goodwill................................................      3         $5,525    $3,224
Other intangibles.......................................      2          2,700       980
                                                                        ------    ------
                                                                         8,225     4,204
Less: Accumulated amortization..........................                 1,763     4,023
                                                                        ------    ------
Goodwill and other intangibles, net.....................                $6,462    $  181
                                                                        ======    ======

 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in $ thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Accounts payable............................................  $  770    $  807
Accrued employees compensation and related expense..........   1,921     2,519
Sales events................................................     377       950
Other.......................................................   4,192     4,300
                                                              ------    ------
                                                              $7,260    $8,576
                                                              ======    ======

                           BACKWEB TECHNOLOGIES LTD.

 7. LONG-TERM INVESTMENTS

     On October 3, 2000, BackWeb acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly DeliverEx, Inc.) representing approximately 12% of its share capital, in exchange for payment of $2,500,000 under the Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000 between 3Path, Inc., BackWeb and various other investors.

     On November 1, 2000, BackWeb acquired 483,600 shares of Series B Preferred Shares of Emony Ltd. representing approximately 7% of its share capital in exchange for payment of $500,000 under the Share Purchase and Shareholders Agreement dated October 10, 2000 between Emony Ltd., BackWeb and various other investors. Further, under such Share Purchase and Shareholders Agreement, BackWeb was granted (a) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as may be purchased in exchanged for $500,000, based on a pre-exercise valuation of Emony Ltd. of $10,000,000 on a fully diluted and as-converted basis; and (b) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as may be purchased in exchanged for $930,233, based on a pre-exercise valuation of Emony Ltd. of $15,000,000 on a fully diluted and as-converted basis.

 8. RELATED PARTIES

SHAREHOLDERS' LOANS

     In 1995, BackWeb signed an agreement ("Founding Agreement") with its early investors (the "Early Investors"), according to which the Early Investors provided BackWeb with loan (the "loan") financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors were converted into a shareholders' loan on the same terms as the loan. As of December 31, 2000, the loan balance was $371,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments. The loan was fully repaid subsequent to the balance sheet date.

SERVICES FROM AFFILIATES

     The Early Investors provided BackWeb with professional services relating primarily to management and administrative services in return for reimbursement of specifically identified expenses and salaries. Amounts incurred for these services were approximately $0, $7,000 and $220,000 during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, BackWeb reimbursed BRM Technologies Ltd. ("BRM"), a related party, for technology and administrative services on the basis of specific cost plus markup and specifically identified expenses at cost. Amounts incurred for these services were approximately $3,000, $235,000 and $873,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     BackWeb believes that the amounts charged in connection with the services from the Early Investors and BRM approximate the cost that would have been incurred if BackWeb would have incurred these costs internally.

STOCK OPTIONS

     Pursuant to the Founding Agreement, BackWeb granted to its Early Investors the right to grant stock options for up to 792,167 ordinary shares for any person or entity. Through December 31, 2000 options for 762,672 ordinary shares have been granted and 29,495 shares remain available. This pool of options has been used by the Early Investors in granting options to employees and consultants of BRM and other related companies.

                           BACKWEB TECHNOLOGIES LTD.

     Some shareholders and officers of BackWeb have a controlling interest in another company deemed to be a related party.

REVENUE FROM AFFILIATES

     During 2000, the Company recorded revenue of $571,000 related to products licensed to a related party. As of December 31, 2000, an amount of $27,900 is included in trade accounts receivable. During 1999, the Company recorded revenue of $1,132,500 related to products licensed to a related party. As of December 31, 1999, $0 is included in trade accounts receivable.

 9. COMMITMENTS AND CONTINGENCIES

LEASES

     BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2001................................................  $1,749
2002................................................     663
2003................................................     411
2004................................................     261
2005 and after......................................     484
                                                      ------
                                                      $3,568
                                                      ======

     Rent expense approximated $1,628,000, $918,000 and $695,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

BANK LINE OF CREDIT

     In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% -- 4%. The borrowing under the line of credit at December 31, 1998 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at December 31, 1999 and 2000.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the formula and nonformula loans are $1,500,000 and $2,000,000, respectively. As of December 31, 2000, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

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

                           BACKWEB TECHNOLOGIES LTD.

CHARGES AND GUARANTIES

     Motor vehicles of the Company are pledged at a fixed charge in favor of a bank. The Company also has a floating charge on all of its intellectual property, investments and various property and equipment in favor of a financing institution.

     The Company obtained bank guaranties in the amount of $174,000 in favor of its lessor in Israel.

10. SHAREHOLDERS' EQUITY

ORDINARY SHARES

     Ordinary shares subject to future issuance are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Exchange of BWC (as defined below) shares (represented by
  Series E preferred stock) into ordinary shares............     493,488   1,426,259
Exercise of outstanding options.............................   9,214,371   5,271,131
Ordinary shares available for grant under stock option
  plans.....................................................   1,371,038   2,624,642
Exercise of warrants outstanding to ordinary shares.........     114,500     128,333
                                                              ----------   ---------
                                                              11,193,397   9,450,365
                                                              ==========   =========

PREFERRED STOCK

     The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2000.

     Immediately prior to the Completion of the Company's initial public offering all outstanding shares of Series A, B, C and D preferred stock converted into an aggregate of 23,090,238 ordinary shares. At December 31, 2000, one share of Series E preferred stock was outstanding (representing voting rights with respect to 493,488 ordinary shares).

     Series E preferred stock was issued to a trustee in connection with the Lanacom acquisition and represents the voting and exchange rights of the BackWeb Canada Inc. (BWC) exchangeable common shares. The registered holder of the Series E preferred stock is entitled to have a number of votes equal to the number of outstanding exchangeable shares of BWC. The holder of the Series E preferred stock shall not be entitled to receive any dividend declared and paid by BackWeb Technologies Ltd. However, if such a dividend is declared by BackWeb Technologies Ltd. an equivalent dividend will be declared simultaneously by BWC on the exchangeable shares. Series E preferred stock shall be canceled when there will be no outstanding exchangeable shares of BWC. The total number of exchangeable common shares as of December 31, 2000 is 493,488.

STOCK WARRANTS

     In December 1998, in connection with a bank loan, BackWeb issued a warrant for the purchase of 385,000 shares of Series C-2 redeemable convertible preferred shares at $1.15 per share. The warrant was exercisable through the earlier of a merger or consolidation of BackWeb, or December 2003. The warrant fair value of $224,000 was amortized over the term of the bank line of credit in 1999. The bank exercised the warrant over the first quarter of 2000, for ordinary shares of BackWeb.

     On January 17, 2000, RealNetworks Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks Inc. was granted a warrant to purchase up to 114,500 ordinary shares of BackWeb

                           BACKWEB TECHNOLOGIES LTD.

at an exercise price of $32.75 per share. The warrant is exercisable until June 2001. The fair value ascribed to the warrant is immaterial.

STOCK OPTION PLANS

     Under the 1996 Israel Stock Option Plan (the "1996 Israel Plan"), BackWeb is authorized to grant options to purchase ordinary shares to its Israeli employees and other eligible participants. Options granted under the 1996 Israeli Plan expire seven years from the date of grant and terminate upon the termination of the option holders employment or other relationship with BackWeb. The options under the 1996 Israel Plan will vest as determined by the Plan Administrator and generally vest over a four-year period. The 1996 Israel Plan does not have a termination date. Stock options cancelled or forfeited are credited back to the stock option pool.

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

     Under the 1998 U.S. Option Plan (the "1998 U.S. Plan"), BackWeb is authorized to grant incentive stock options to employees and non-statutory stock options and Share Purchase Rights to employees, directors and consultants. Options and Share Purchase Rights under the 1998 U.S. Plan will vest as determined by the Plan Administrator and, if not assumed or substituted by a successor corporation will accelerate and become fully vested in the event of an acquisition of the Company. The exercise price of options and Share Purchase Rights granted under the 1998 U.S. Plan will be as determined by the Plan Administrator, although the exercise price of incentive stock options must not be less than the fair market value of its ordinary share at the date of the grant. Options granted under the 1998 U.S. Plan generally vest over four years. Stock options cancelled or forfeited are credited back to the stock option pool. The Plan Administrator may amend, modify or terminate the 1998 U.S. Plan at any time as long as such amendment, modification or termination does not impair vesting rights of 1998 U.S. Plan participants. The 1998 U.S. Plan will terminate in 2008, unless terminated earlier by the administrator.

     Effective of July 1, 2000, the Company has amended the 1998 U.S. Plan and the 1996 Israel Plan (the "Plans") to adopt an annual increase provision, commonly referred to as an "evergreen" provision, to each of the Plans. These amendments provide for an automatic increase on each anniversary beginning July 1, 2000 in the number of shares authorized for issuance under the Plans equal to the lesser of (a) an aggregate amount equal to 1,960,000, (b) 5% of the outstanding shares on such date, or (c) an amount to be determined by the Board of Directors. The total annual increase will be allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, unless the Board of Directors determines a different allocation. Therefore, for the 1996 Israel Plan, the amount of increase would be equal to the lesser of 588,000 or 1.5% of the outstanding shares of such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount. Also, for the 1998 U.S. Plan the amount of increase would be equal to the lesser of 1,372,000 or 3.5% of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount.

     In addition to the automatic annual increase on July 1, 2000, the Company approved an additional increase in the shares available under the 1998 U.S. Plan and the 1996 Israel Plan to increase the shares available under the Plans by 1,894,622 shares as of June 30, 2000. The total amount of the increase was allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, which is 1,326,235 shares for the 1998 U.S. Plan and 568,387 shares for the 1996 Israel Plan.

                           BACKWEB TECHNOLOGIES LTD.

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

     A summary of activity under the stock option plans is as follows:

                                                                                                 WEIGHTED-
                                  SHARES                                        WEIGHTED-         AVERAGE
                               AVAILABLE FOR     OPTIONS     EXERCISE PRICE      AVERAGE       FAIR VALUE OF
                                   GRANT       OUTSTANDING     PER SHARE      EXERCISE PRICE   OPTION GRANTED
                               -------------   -----------   --------------   --------------   --------------
Balance at January 1, 1998...    1,599,800      3,385,200    $0.03 - $ 1.20       $ 0.66           $ 0.21
  Options authorized.........    1,666,667             --                --           --
  Options granted............   (3,236,500)     3,236,847    $1.20 - $ 2.10       $ 1.83
  Options exercised..........           --       (320,885)   $0.03 - $ 1.20       $ 0.39
  Options canceled...........      997,253       (996,349)   $0.12 - $ 1.50       $ 1.05
                                ----------     ----------
Balance at December 31,
  1998.......................    1,027,220      5,304,813    $0.03 - $ 2.10       $ 1.32           $ 0.33
  Options authorized.........    3,600,000             --                --           --
  Options granted............   (2,688,886)     2,688,886    $1.50 - $38.38       $10.66
  Options exercised..........           --     (2,036,260)   $0.03 - $ 5.79       $ 2.07
  Options canceled...........      686,308       (686,308)   $0.12 - $27.19       $ 4.22
                                ----------     ----------
Balance at December 31,
  1999.......................    2,624,642      5,271,131    $0.03 - $38.38       $ 5.41           $10.85
  Options authorized.........    3,771,381             --                --           --
  Options granted............   (6,962,292)     6,962,292    $0.01 - $49.25       $18.00
  Options exercised..........           --     (1,202,246)   $0.03 - $ 8.10       $ 1.90
  Options canceled...........    1,816,806     (1,816,806)   $0.24 - $42.13       $12.01
  Forfeited shares...........      120,501             --    $1.50 - $ 2.10         1.56
                                ----------     ----------
Balance at December 31,
  2000.......................    1,371,038      9,214,371    $0.01 - $49.25       $14.11           $19.63
                                ==========     ==========

     Exercise prices for options outstanding and exercisable as of December 31, 2000 and the weighted-average remaining contractual life are as follows:

                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                 --------------------------------------------------   -------------------------------
                                      WEIGHTED
                     NUMBER           AVERAGE           WEIGHTED          NUMBER          WEIGHTED
   RANGE OF       OUTSTANDING        REMAINING          AVERAGE        EXERCISABLE        AVERAGE
EXERCISE PRICES  AS OF 12/31/00   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/00   EXERCISE PRICE
- ---------------  --------------   ----------------   --------------   --------------   --------------
$ 0.01 - $ 0.01       59,141            6.58             $ 0.01                 0          $ 0.00
$ 0.03 - $ 0.03      230,553            1.99             $ 0.03           230,553          $ 0.03
$ 0.12 - $ 2.10    1,475,502            6.11             $ 1.70           791,640          $ 1.56
$ 2.70 - $ 3.00      231,224            7.45             $ 2.99           164,472          $ 2.99
$ 4.50 - $ 7.32    2,334,676            6.73             $ 7.12            67,221          $ 6.15
$ 8.10 - $17.25    1,699,874            6.66             $14.79            77,047          $11.36
$17.35 - $19.00    1,393,926            6.81             $18.93            69,666          $18.98
$19.07 - $34.69      832,125            6.62             $28.61            51,258          $28.58
$35.00 - $35.00      701,100            6.41             $35.00               250          $35.00
$36.69 - $49.25      256,250            6.12             $40.04            15,875          $38.23
                   ---------                                            ---------
$ 0.01 - $49.25    9,214,371            6.48             $14.10         1,467,982          $ 4.38
                   =========                                            =========

                           BACKWEB TECHNOLOGIES LTD.

     During the year ended December 31, 1999 and 1998, in connection with the grant of certain share options, BackWeb recorded deferred stock compensation of $2,608,000 and $1,859,000, respectively. Such amounts represented the difference between the exercise price and the deemed fair market value of BackWeb's ordinary share on the date such stock options were granted. Such amount is being amortized based on an accelerated method over the vesting period of the options, generally four years.

     During 2000, 6,903,151 options were granted at an exercise price equal to fair value and 59,141 options were granted at an exercise price below fair value.

RESTRICTED SHARES ISSUED FOR PROMISSORY NOTES

     On March 25, 1999, several key employees and one director exercised options for 1,141,333 ordinary shares for promissory notes in the aggregate amount of $3,538,000. The notes are full recourse and are secured by the shares, bear interest at a rate in the range of 5.25% to 6% per annum and are payable over the remaining vesting period. The shares are restricted and are subject to a right of repurchase in favor of BackWeb in accordance with the original options' vesting schedule, which is generally four years. In the year 2000, the Company has repurchased 120,501 unvested restricted ordinary shares from two employees who left the Company.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies the measurement principles of APB 25 and FIN 44 in accounting for its stock option plans. If the compensation expense for options granted for the years ended December 31, 2000, 1999 and 1998 had been determined based on the fair market value at the grant dates as prescribed by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                  DECEMBER 31,
                                                     --------------------------------------
                                                        2000          1999          1998
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss:
  As reported......................................   $(19,213)     $(11,489)     $(14,607)
  Pro forma........................................   $(51,940)     $(15,365)     $(14,731)
Proforma basic and diluted net loss per share......   $  (1.40)     $  (0.78)     $  (6.12)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 and the following assumptions:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999      1998
                                                              ----      ----      ----
Risk-free interest rates....................................    6%        6%       6%
Expected lives (in years)...................................    5         5        5
Dividend yield..............................................    0%        0%       0%
Expected volatility.........................................  116%      100%       0%

                           BACKWEB TECHNOLOGIES LTD.

11. INCOME TAXES

ISRAELI INCOME TAXES

  Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

     Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli CPI. As explained in Note 2, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

     Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

     BackWeb Technologies Ltd. is an "industrial company" under the above law and as such is entitled to certain tax benefits, including accelerated rates of depreciation, deduction of public offering expenses in three equal annual installments and deduction of 12.5% per annum on the purchase of certain intangible property rights.

  Tax benefits under the Law for the Encouragement of Capital Investments, 1959:

     BackWeb Technologies Ltd. investment program has been granted the status of "Approved Enterprise" by the Israel government under the law for the Encouragement of Capital Investments Act, 1959 (the "Law"). Income derived in Israel from the "Approved Enterprise" entitles BackWeb Technologies Ltd. to tax exemption for a period of two years commencing in the first year that it will earn taxable income. After this BackWeb Technologies Ltd. is entitled to a reduced tax rate of 10% - 25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb). The tax benefit period is limited to the earliest of 12 years from completion of the investment under the plan or December 31, 2009. Thereafter, BackWeb will be subject to the regular corporate tax rate of 36% on its Israel income. Income from sources other than the "Approved Enterprise" will be subject to tax at the regular rate of 36%.

     BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income was distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits (currently 25%). As of December 31, 2000, BackWeb is in the process of completing the investments required under the program. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to refund tax benefits already received at that time (inclusive of interest and penalties). The conditions that are specified include inter alia making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity.

     Income not eligible for "Approved Enterprise" benefits mentioned above is subject to taxation at the rate of 36%.

     As of December 31, 2000, BackWeb had approximately $31 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

                           BACKWEB TECHNOLOGIES LTD.

DIVIDENDS

     In the event that cash dividends are declared in the future, such dividends will be paid in NIS. The Company does not intend to pay cash dividends in the foreseeable future.

U.S. INCOME TAXES

     At December 31, 2000, BackWeb Technologies Inc. had U.S. federal net operating loss carryforward of approximately $7.4 million. The net operating loss carryforward expires in various amounts between the years 2011 and 2020.

     Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     Loss before income taxes consisted of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Domestic (Israel).....................................  $ 1,366    $ 5,002    $10,986
Foreign...............................................   17,847      6,487      3,621
                                                        -------    -------    -------
                                                        $19,213    $11,489    $14,607
                                                        =======    =======    =======

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 2000, 1999 or 1998.

  Deferred taxes

     Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the company's deferred tax assets are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Net operating loss carryforwards............................  $ 14,096    $ 4,900
Reserves not currently deductible...........................     3,120        300
Other, net..................................................       364        400
                                                              --------    -------
Net deferred assets before valuation allowance..............    17,580      5,600
Valuation allowance.........................................   (17,580)    (5,600)
                                                              --------    -------
Net deferred tax assets.....................................  $     --    $    --
                                                              ========    =======

     As of December 31, 2000 the Company and its subsidiaries have provided valuation allowances of approximately $17.58 million in respect of deferred tax assets resulting from tax loss carryforwards, tax benefits related to employee stock option exercises, which will be credited to additional paid-in capital when realized, and other temporary differences. For the years ended December 31, 2000, 1999 and 1998, the valuation allowance increased by $11.98 million, $2.5 million and $2.1 million respectively. Management currently believes that since the Company and its subsidiaries have a history of losses, it is more likely than not that those deferred tax deductions will not be realized in the foreseeable future.

                           BACKWEB TECHNOLOGIES LTD.

12. SEGMENTS AND GEOGRAPHIC INFORMATION

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S., Europe and Japan include marketing and sales. The following is a summary of operations within geographic areas based on the location of the Legal Entity making that sale (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Revenues from sales to unaffiliated customers:
  North America........................................  $20,926    $16,862    $7,914
  Israel...............................................   13,020      6,401     1,623
  Europe...............................................    4,400         --        --
                                                         -------    -------    ------
                                                         $38,346    $23,263    $9,537
                                                         =======    =======    ======

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Long-lived assets:
  Israel...............................................  $10,254    $   517    $  257
  North America........................................    3,034      1,277     2,499
  Other................................................      199         18        98
                                                         -------    -------    ------
                                                         $13,487    $ 1,812    $2,854
                                                         =======    =======    ======

     Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to End-customers located in Europe and the Far East; and OEM sales to all geographic regions.

     Revenue from one customer accounted for 27.3% of total revenue in the year ended December 31, 2000. Revenue from one customer accounted for 13.3% of total revenue in the year ended December 31, 1999. No one customer accounted for more than 10% of total revenue in the year ended December 31, 1998.

13. SUBSEQUENT EVENTS (UNAUDITED)

     In February 2001, the Company implemented a voluntary stock option exchange program for its employees. The program was implemented to ameliorate in part the impact of current financial market conditions on our employees who are critical to the Company's continued success and creating long-term value for all shareholders. Under the program, each employee was offered the opportunity to cancel all, or part of, outstanding stock options previously granted to them from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options. The new options will be granted after at least six months and one day from cancellation. The exercise price of the new options will be the fair market value as of the new date of grant. The new options would be granted to the employee only if the employee was continually employed by the Company through the date the new options were granted. Members of the Company's Board of Directors and its CEO, did not participate in this program. The vesting schedule of the new options will be unchanged from that of the cancelled options. An aggregate of 194 employees elected to cancel their options, resulting in the cancellation of options to acquire 3,022,149 ordinary shares of the Company. The stock option exchange program will not have an affect on the Company's results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in and no disagreements with our accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS AND EXECUTIVE OFFICERS

     Our current directors and designated executive officers are:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Eli Barkat................................  37     Chairman of the Board and Chief Executive
                                                   Officer
Charles Federman..........................  44     Director
Joseph Gleberman..........................  43     Director
William L. Larson.........................  44     Director
Leora Rubin Meridor.......................  53     Director
Gil Shwed.................................  32     Director
Hanan Miron...............................  49     Chief Financial Officer
Gwen B. Spertell..........................  47     Chief Operating Officer

     Eli Barkat has served as our Chairman of the Board and Chief Executive Officer since 1996. From 1988 to February 1996, Mr. Barkat served as a Managing Director and Vice President of Business Development of BRM Technologies, Ltd., a technology venture firm. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat has a bachelor of science degree in computer science and mathematics from the Hebrew University of Jerusalem. Mr. Barkat's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2003.

     Charles Federman has served as a director of BackWeb since November 1996. Since January 1998, Mr. Federman has served as Managing Director of BRM Technologies, Ltd. From 1983 to January 1998, Mr. Federman served in various positions at Broadview Associates LLC, a financial advisory company, most recently serving as Chairman. Mr. Federman serves on the Board of Directors of Phoenix Technologies Ltd. Mathsoft, Inc., and International Microcomputer Software, Inc., each of which is a software company. Mr. Federman holds a bachelor of science degree from the Wharton School of the University of Pennsylvania. Mr. Federman's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2001.

     Joseph Gleberman has served as a director of BackWeb since November 1998. Since November 1996, Mr. Gleberman has served as a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., an investment banking firm. From November 1990 to November 1996, Mr. Gleberman served as a partner of Goldman, Sachs & Co., a company he joined in 1982. Mr. Gleberman serves on the Board of Directors of Applied Analytical Industries, a pharmaceutical service and development organization, and Ticketmaster Online-CitySearch, Inc., a provider of locally developed online information and transaction services. Mr. Gleberman holds a bachelor of arts and a master of arts degree from Yale University and an MBA from Stanford University Graduate School of Business. Mr. Gleberman's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2003.

     William L. Larson has been a director of BackWeb since September 1997. From September 1993, to January, 2001 Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he has also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as a Vice President of SunSoft,

Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to SunSoft, Mr. Larson held various executive positions at Apple Computer and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from the Stanford Law School and the Wharton School of the University of Pennsylvania. Mr. Larson is a member of the California Bar Association and serves on the boards of several high technology companies. Mr. Larson's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2001.

     Leora Rubin Meridor has served as a director of BackWeb since August 2000. From February 2001 to the present, Ms. Meridor has served as Chair of the Board of Poakim Capital Markets and Investments, an investment bank. From December 2000 to date, Ms. Meridor has served as Chairman of the Board of Bezeq International, a telecommercial company. From 1996 through September 2000, Ms. Meridor has served as Head of Credit of First International Bank. From 1992 to 1996, Ms. Meridor served as Head of Research of the Bank of Israel. Ms. Meridor holds a bachelor of science degree, master of science degree, and a doctorate degree from the Hebrew University of Jerusalem. Ms. Meridor's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2003.

     Gil Shwed has served as a director of BackWeb since March 1999. Since July 1993, Mr. Shwed has served as Chief Executive Officer of Check Point Software Technologies Ltd., a software company, where he currently also serves as Chairman of the Board and President. From June 1992 to June 1993, Mr. Shwed served as a Software Manager of Heliogram, a software development company. Mr. Gleberman's term as a director of the Company expires at the Annual Meeting of Shareholders to be held in 2003.

     Hanan Miron has served as our Chief Financial Officer since 1999. From 1997 to March 1999, Mr. Miron served as President of Nice Systems, Inc., a leading global provider of computer telephony integrated (CTI) logging, quality measurement and workflow solutions for voice, fax and data. From July 1992 to January 1997, Mr. Miron was Vice President and Chief Financial Officer of Nice Systems, Ltd. Mr. Miron holds a LLB degree from the Law School of the Hebrew University and an MBA from the Amos Tuck School of Business Administration of Dartmouth College.

     Gwen Spertell has served as our Chief Operating Officer since August 2000. From December 1997 to August 2000, Ms. Spertell held the position of Senior Vice President responsible for sales, marketing and business development. Prior to joining BackWeb, from 1989 through 1997, Ms. Spertell spent eight years at Oracle Corporation where she served in various management positions responsible for sales, consulting and alliance development, with her last position at Oracle being Vice President of Global ISV Alliances. Ms. Spertell holds a Bachelor of Arts in Economics from Rutgers University.

B. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than 10 percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to fiscal year 2000, all filing requirements applicable to its officers, directors and 10 percent shareholders were met with the exception of a late filing on behalf of Mr. Larson of a Form 4, a late filing on behalf of Mr. Gleberman of a Form 5 with respect to the fiscal year ended December 31, 2000, and amendments filed and to be filed to correct inadvertent errors in the original Form 3 filings by Mr. Larson, Mr. Shwed and Mr. Spertell, a subsequent Form 4 filing by Ms. Spertell and this year's Form 5 filing by Mr. Gilmore. In addition, after he left the Company employ, Roni Or did not file a Form 4 for December 2000 or a Form 5 for the year 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2000 and the fiscal year ended December 31, 1999, the year that we became a public company, by our Chief Executive Officer; the only other two executive officers who earned more than aggregate cash compensation of $100,000 during the fiscal year ended December 31, 2000; two additional persons who have not been appointed as executive officers but who make Section 16(a) filings; and an additional person who would have been considered as an executive officer but for the fact that he left the Company prior to December 31, 2000 (collectively, our "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                             AWARDS
                                                                          ------------
                                                   ANNUAL COMPENSATION     SECURITIES
                                                   --------------------    UNDERLYING       ALL OTHER
        NAME AND PRINCIPAL POSITION                SALARY($)   BONUS($)     OPTIONS      COMPENSATION($)
        ---------------------------                ---------   --------   ------------   ---------------
Eli Barkat................................. 2000   $261,251         -0-     750,000              -0-
  Chief Executive Officer.................. 1999   $220,008    $130,000     350,000              -0-
Hanan Miron(1)............................. 2000   $213,125    $ 45,000     148,200              -0-
  Chief Financial Officer.................. 1999   $166,667    $ 39,500     316,666              -0-
Gwen Spertell.............................. 2000   $225,000    $ 87,000     166,000              -0-
  Chief Operating Officer.................. 1999   $197,917    $ 78,750         -0-
Christopher Marshall(2).................... 2000   $143,750    $ 13,594     211,800              -0-
  Vice President, Finance.................. 1999        -0-         -0-         -0-              -0-
David Gilmore(3)........................... 2000   $182,917    $ 70,000      60,000              -0-
  Vice President, Int'l Business........... 1999   $ 37,500    $  7,500     150,000              -0-
Roni Or(4)................................. 2000   $123,937    $ 15,803      50,000              -0-
  Vice President, Product Dev. ............ 1999   $115,355    $ 18,500         -0-          $22,378

- ---------------
(1) Mr. Miron joined BackWeb in March 1999.

(2) Mr. Marshall joined BackWeb in January 2000 and was not paid any compensation by the Company for the fiscal year ended December 31, 1999.

(3) Mr. Gilmore joined BackWeb in October 1999.

(4) Mr. Or left BackWeb in November 2000. Mr. Or's other compensation aggregating $22,378 in 1999, consisted of $15,333 paid into a pension benefit fund, plus $7,245 paid into an education fund for job-related training.

STOCK OPTION GRANTS IN FISCAL 2000

     The following table sets forth each grant of stock options during the fiscal year ended December 31, 2000, to each of the Named Executive Officers in the Summary Compensation Table set forth above. No stock appreciation rights were granted during this period.

     The exercise price of each option was equal to the fair market value of our Ordinary Shares as valued by the Board of Directors on the date of grant. The fair market value of our Ordinary Shares is the closing sales price as quoted on the Nasdaq National Market. In the case of initial grants to new employees, the exercise price is equal to the average closing price of our Ordinary Shares during the thirty days preceding the first of the month, if the employee commences employment between the first and fifteenth of the month. In the event the employee commences employment between the sixteenth and the end of a month, the exercise price is equal to the average closing price of our Ordinary Shares during the thirty days preceding the sixteenth. As a result, there are circumstances in which an employee may receive an option grant with an exercise price below fair market value on the date of grant. The exercise price may be paid in cash, in shares of our Ordinary Shares valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. We may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise.

     The following table presents the grants of stock options to each of the Named Executive Officers under our 1996 Israeli and 1998 U.S. Stock Option Plans (the "Option Plans") during the fiscal year ended December 31, 2000, including the potential realizable value of the options at assumed 5% and 10% annual rates over the term of the option, compounded annually. If the exercise price of an option was below the market price of the Company's Ordinary Shares at the date of grant, a 0% rate is shown. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Ordinary Shares.

     The potential realizable value of the options in the following table were calculated based on a seven-year option term, except in one instance for Ms. Spertell whose 75,000 share grant had a ten-year term, and Mr. Or whose 50,000 share grant had a six and one-half year term.

     Percentages shown under "Percent of Total Options Granted to Employees in the Fiscal Year" are based on an aggregate of 6,843,092 options granted to employees of BackWeb under its 1996 Israeli and 1998 U.S. Stock Option Plans during the fiscal year ended December 31, 2000.

                          OPTION GRANTS IN FISCAL 2000

                               INDIVIDUAL OPTIONS

                                                                                                 POTENTIAL REALIZABLE VALUE
                                                                                                   AT ASSUMED ANNUAL RATE
                         NUMBER OF       PERCENT OF TOTAL                                        OF STOCK PRICE APPRECIATION
                        SECURITIES      OPTIONS GRANTED TO                                             FOR OPTION TERM
                        UNDERLYING         EMPLOYEES IN      EXERCISE OR BASE   EXPIRATION   -----------------------------------
        NAME          OPTIONS GRANTED      FISCAL YEAR       PRICE ($/SHARE)       DATE         0%          5%           10%
        ----          ---------------   ------------------   ----------------   ----------   --------   ----------   -----------
Eli Barkat                750,000             10.96%              $17.25         8/24/07     $ -0-      $5,266,861   $12,274,027

Hanan Miron                50,000              0.73%              $35.00          2/1/07     $ -0-      $  712,755   $ 1,661,145
                           33,200              0.49%              $19.00          7/1/07     $128,816   $  438,056   $   849,477
                           65,000              0.95%              $ 7.32         11/1/07     $170,300   $  433,328   $   783,266

Gwen Spertell              75,000              1.10%              $35.00          2/1/10     $ -0-      $1,651,420   $ 4,185,352
                           50,000              0.73%              $19.00          7/1/07     $194,000   $  659,723   $ 1,279,332
                           41,000              0.60%              $ 7.32         11/1/07     $107,420   $  273,330   $   494,060

Christopher Marshall       80,000              1.17%              $32.75         1/10/07     $ -0-      $1,068,082   $ 2,489,640
                           61,800              0.90%              $19.00          7/1/07     $239,784   $  815,417   $ 1,581,255
                           70,000              1.02%              $ 7.32         11/1/07     $183,400   $  466,660   $   843,517

David Gilmore              10,000              0.15%              $19.00          7/1/07     $ 38,800   $  131,945   $ 2,555,866
                           50,000              0.73%              $ 7.32         11/1/07     $131,000   $  333,329   $   602,512

Roni Or                    50,000              0.73%              $19.00          2/1/07     $194,000   $  627,768   $ 1,193,701

     In February 2001, the Company implemented a voluntary stock option exchange program for its employees. The program was implemented to ameliorate, in part, the impact of current financial market conditions on our employees who are critical to the Company's continued success and creating long-term value for all shareholders. Under the program, each employee was offered the opportunity to cancel all, or part of, outstanding stock options previously granted from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options to be granted at least six months and one day in the future. The exercise price of these new options will be equal to the fair market value of the Company's common stock as at the date of the grant. The vesting schedule of the new options will be unchanged from that of the cancelled options. Members of the Company's Board of Directors and Eli Barkat, its CEO, did not participate in this program. Messrs. Miron and Marshall did, as well as Ms. Spertell. Each of them cancelled all options granted to him or her in fiscal 2000, and set forth in the table above, except for those having an exercise price of $7.32. For a further discussion of this program, please see Note 13 to Consolidated Financial Statements contained in this report.

     The vesting schedule for the options retained by Messrs. Miron and Marshall and Ms. Spertell, and for Mr. Gilmore's options with an exercise price of $7.32 is: 25% of the options vesting six months from the date of the grant; 25% six months thereafter; and the remainder of the option vesting on a pro rata monthly basis for twenty-four months thereafter. The other options held by Messrs. Barkat, Gilmore and Or each vest 25% on the one-year anniversary of the date of the grant and then pro rata on a monthly basis thereafter for thirty-six months.

     The options granted under our Option Plans generally have a term of seven years from the date of grant. As set forth on the table above, Mr. Spertell received one grant of options with a ten-year term which was one of the grants cancelled in connection with the program described above. In addition, Mr. Or received a grant of options with a six and one-half years term.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth options exercised by each of the Named Executive Officers in the Summary Compensation Table during the fiscal year ended December 31, 2000, and the number and value of securities underlying unexercised options that are held by these executive officers as of December 31, 2000.

     Amounts shown under the column "Value Realized" are equal to the fair market value of the purchased shares on the option exercise date, less the exercise price paid for such shares.

     Amounts shown under the column "Value of Unexercised In-the-Money Options at Fiscal Year End" are based on the fair market value of our Ordinary Shares at December 29, 2000, the last trading day of fiscal 2000, which was equal to $6.75 per share, less the exercise price payable for such shares.

                   AGGREGATE OPTION EXERCISES IN FISCAL 2000

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                            OPTIONS AT FISCAL YEAR END        AT FISCAL YEAR END
                         SHARES ACQUIRED                    ---------------------------   ---------------------------
         NAME              ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
         ----            ---------------   --------------   -----------   -------------   -----------   -------------
Eli Barkat.............         -0-                 -0-           -0-        750,000            -0-            -0-
Hanan Miron............      20,000          $  815,000       138,333        148,200       $518,749            -0-
Gwen Spertell..........         -0-                 -0-        25,783        262,675       $119,891       $449,539
Chris Marshall.........         -0-                 -0-           -0-        211,800            -0-            -0-
David Gilmore..........         -0-                 -0-        43,750        166,250            -0-            -0-
Roni Or................      75,208          $1,276,273        45,486            -0-       $233,802            -0-

EMPLOYMENT AGREEMENTS

     None of the Named Executive Officers has an employment agreement with the Company.

     In the event of a change-in-control of the Company or a change in responsibilities following a change-in-control, the vesting schedule for options granted to the Named Executive Officers would be accelerated and the options would be vested in full at the time of the closing of any such transaction.

COMPENSATION OF DIRECTORS

     Directors do not receive cash compensation from BackWeb for services they provide as directors, although they are reimbursed for certain expenses in connection with attendance at board and committee meetings. From time to time, subject to the approval of shareholders, certain directors who are not employees of BackWeb may receive grants of options to purchase BackWeb's Ordinary Shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This table shows the number of the Company's Ordinary Shares beneficially owned, as of March 20, 2001, by (i) each beneficial owner of more than 5% of the Company's Ordinary Shares, (ii) each director, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

     Except as indicated below, the address for each listed director and officer is c/o BackWeb Technologies Ltd., 3 Abba Hillel Street, Ramat Gan, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentage in the table below includes the ordinary shares underlying options or warrants held by such person that are exercisable within 60 days of March 20, 2001, but excludes ordinary shares underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 38,343,639 ordinary shares outstanding as of March 20, 2001.

                                                                  NUMBER OF           PERCENTAGE OF
                                                               ORDINARY SHARES       ORDINARY SHARES
                      BENEFICIAL OWNER                        BENEFICIALLY OWNED    BENEFICIALLY OWNED
                      ----------------                        ------------------    ------------------
5% SHAREHOLDERS
Eli Barkat Holdings Ltd.(1).................................      3,352,342                 8.7%
  8 Hamarpe Street
  Har Hotzvim
  Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)............................      3,352,342                 8.7%
  8 Hamarpe Street
  Har Hotzvim
  Jerusalem 91450 Israel
Nir Barkat Holdings Ltd.(3).................................      3,352,342                 8.7%
  8 Hamarpe Street
  Har Hotzvim
  Jerusalem 91450 Israel
The Goldman Sachs Group(4)..................................      3,272,676                 8.5%
  85 Broad Street
  New York, New York 10004
United States Trust Company of New York(5)..................      3,272,677                 8.5%
  West 47th Street, 25th Floor
  New York, New York 10036
EXECUTIVE OFFICERS AND DIRECTORS
Eli Barkat(6)...............................................      3,900,473                10.2%
Hanan Miron(7)..............................................        312,916                   *
Gwen Spertell(8)............................................        462,531                 1.2%
Christopher Marshall(9).....................................         17,500                   *
David Gilmore(10)...........................................         72,175                   *
Roni Or.....................................................            -0-                 -0-
Charles Federman(11)........................................        768,264                 2.0%
Joseph Gleberman(12)........................................      3,272,676                 8.5%
William Larson(13)..........................................         11,111                   *
Gil Shwed(14)...............................................         25,000                   *
Leora Rubin Meridor.........................................            -0-                 -0-
All executive officers and directors as a group (10               8,842,646                23.1%
  persons)(15)..............................................

- ---------------
 (1) Eli Barkat, the Company's Chairman and Chief Executive Officer, substantially controls the voting power of Eli Barkat Holdings Ltd. The shares listed in the table above for Eli Barkat Holdings Ltd. do not include 548,131 Ordinary Shares owned directly by Eli Barkat.

 (2) Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 198,136 Ordinary Shares owned directly by Mr. Rakavy.

 (3) Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of Nir Barkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chief Executive Officer. The shares listed in the table above for Mr. Barkat Holdings Ltd. do not include 198,133 Ordinary Shares owned directly by Nir Barkat.

 (4) The shares listed in the table above represent 3,272,676 Ordinary Shares owned by investment partnerships, of which affiliates of The Goldman Sachs Group are the general partner, managing general partner or investment manager, including:

     - 1,955,591 Ordinary Shares held by GS Capital Partners II, L.P.;

     - 777,427 ordinary Shares held by GS Capital Partners II Offshore, L.P.;

     - 72,132 Ordinary Shares held by Goldman, Sachs & Co. Verwaltungs GmbH;

     - 278,594 Ordinary Shares held by Stone Street Fund 1996, L.P.; and

     - 188,932 Ordinary Shares held by Bridge Street Fund 1996, L.P.

     The Goldman Sachs Group disclaims beneficial ownership of the Ordinary Shares owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than The Goldman Sachs Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Gleberman, a Managing Director of Goldman, Sachs & Co. and a director of BackWeb, disclaims beneficial ownership of Ordinary Shares which may be deemed to be beneficially owned by The Goldman Sachs Group except to the extent of his pecuniary interest arising from his interest in The Goldman Sachs Group.

 (5) The shares listed in the table above for United States Trust Company of New York represent the Ordinary Shares owned by the investment partnerships of The Goldman Sachs Group, referenced in footnote (4) above, which entered into a Voting Trust Agreement, dated as of July 1, 1999, with United States Trust Company of New York as voting trustee (the "Voting Trustee"). Pursuant to the Voting Trust Agreement, the investment partnerships agreed to deposit into the voting trust created under such agreement (the "Voting Trust") and transfer to the Voting Trustee all Ordinary Shares of BackWeb beneficially owned by the investment partnerships. Under the Voting Trust Agreement, the Voting Trustee, among other things, will vote such Ordinary Shares with the majority of votes cast or, in certain circumstances, in proportion to the votes cast for all other Ordinary Shares outstanding or abstain from voting. Under the Voting Trust Agreement, (i) each investment partnership has the power to dispose or to direct the disposition of the Ordinary Shares deposited by such investment partnership into the Voting Trust and (ii) each investment partnerships has the right to receive all dividends paid on the Ordinary Shares deposited by such investment partnership into the Voting Trust, including distribution of securities not entitled to vote on the Ordinary Shares.

 (6) The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by Eli Barkat Holdings Ltd., an entity substantially controlled by Eli Barkat.

 (7) The shares listed in the table above for Hanan Miron include options to purchase 154,583 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

 (8) The shares listed in the table above for Gwen Spertell include options to purchase 147,458 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

 (9) The shares listed in the table above for Christopher Marshall include options to purchase 17,500 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

(10) The shares listed in the table above for David Gilmore include options to purchase 71,874 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

(11) The shares listed in the table above for Charles Federman include 539,691 shares held by Bare LLC, an entity substantially controlled by Charles Federman.

(12) The shares listed in the table above for Joseph Gleberman include 3,272,676 shares held by entities affiliated with the Goldman Sachs Group. Mr. Gleberman is a Managing Partner of Goldman Sachs & Co.

(13) The shares listed in the table above for William Larson include options to purchase 11,111 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

(14) The shares listed in the table above for Gil Shwed include options to purchase 25,000 Ordinary Shares that are exercisable within sixty days of March 20, 2001.

(15) The shares listed in the table above for all executive officers and directors as a group include 808,333 ordinary shares held by executive officers and directors subject to the right of repurchase in favor of BackWeb during a vesting period of four years and 427,526 ordinary shares deemed held by executive officers and directors subject to options which are exercisable within 60 days of March 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK OPTION LOANS

     In March 1999, prior to its initial public offering, the Company made loans to certain executive officers to allow such executive officers to exercise options to purchase ordinary shares of the Company. Each loan is evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note is secured by the shares. Each note is to be repaid in equal installments over a four year period which coincides with the vesting schedule for the underlying options. Each payment is to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as at the date of payment. Payments are due on each anniversary date of vesting schedule of the underlying options. The executive officers to whom the loans were made are Eli Barkat, the Chairman of the Board and CEO; Hanan Miron, the Company's CFO; and Gwen Spertell, the Company's COO. During the year ended December 31, 2000 the largest aggregate amount of each person's indebtedness was $2,174,321, $248,378 and $221,569 respectively. As of March 27, 2001, the amounts outstanding on each loan is $1,519,875, $254,499 and $225,393, respectively.

TRANSACTIONS WITH 3PATH INC.

     On October 3, 2000 the Company acquired 1,197,679 shares of Series B Preferred Stock of 3Path Inc. (formerly Deliverex Inc.) in exchange for payment of $2,500,000 under a Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000, between 3Path Inc., the Company and other various investors.

     Among such other investors are some of our major shareholders including Eli Barkat Holdings Ltd., NirBarkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., BARE, L.L.C., a company controlled by Charles Federman (who is a BackWeb director), affiliates of the Goldman Sachs Group, L.P. (which is a principal shareholder of BackWeb), and Intel Corporation (which is also a shareholder of BackWeb). As a group, such shareholders have a controlling interest in 3Path. In addition, Charles Federman currently serves as chairmen of the Board of Directors and Joseph Gleberman and Gwen Spertell serve as members of the Board.

     In the ordinary course of business, the Company has granted 3Path various non-exclusive licenses to use the Company's programs for 3Path's business. These transactions were granted on customary commercial terms.

     BackWeb's Audit Committee, Board of Directors and Shareholders approved the Company's investment in 3Path.

OTHER

     Please refer to Note 8 to Consolidated Financial Statements elsewhere in this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are included at Part II,
Item 8, of this Annual Report on Form 10-K:

     Page Report of a member of Ernst and Young International, Kost, Forer & Gabbay, Independent Auditors

     Consolidated Financial Statements:

      Balance Sheets as of December 31, 2000 and 1999

      Statements of Operations for the three years ended December 31, 2000, 1999 and 1998

      Statements of Shareholders Equity (net capital deficiency) for the three years ended December 31, 2000, 1999 and 1998

      Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
           2.1    Software and Asset Purchase Agreement Among the Registrant,
                  Mobix Communications Ltd and Esther Hemli, dated as of June
                  4, 2000(1)
           3.1    Articles of Association of Registrant(2)
           3.2    Memorandum of Association of Registrant (English
                  translation)(2)
           4.1    Specimen of Ordinary Share Certificate(2)
           4.2    Fourth Amended and Restated Rights Agreement(2)
           4.3    Form of Liquidity Proposal between BackWeb Technologies,
                  Ltd. and the Exchangeable Shareholders(2)
          10.1*   1996 Israel Share Option Plan (English translation)(2)
          10.2*   1996 U.S. Share Option Plan(2)
          10.3*   1998 U.S. Share Option Plan (Amended and Restated as of July
                  1, 2000)(3)
          10.4*   1999 Employee Stock Purchase Plan(2)
          10.5    Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel
                  (English translation)(2)
          10.6    Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
                  (English translation)(2)
          10.7    Master Lease Agreement for 2077 Gateway Place, Suite 500,
                  San Jose, California(2)
          10.8    Form of Agreement by and among Interad (1995) Ltd. and Nir
                  Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
                  Holdings (1995) Ltd., and Lior Hass and Iftah Sneh(2)
          10.9    Loan and Security Agreement, and schedule thereto, between
                  BackWeb Technologies Ltd. and Transamerica Business Credit
                  Corporation, dated as of December 24, 1998(2)
          10.10   Voting and Exchange Trust Agreement between BackWeb
                  Technologies Ltd., BackWeb Canada Inc. and the Trust company of Bank of Montreal, dated as of August 8, 1997(2)

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
          10.11   Fourth Amended and Restated Rights Agreement, dated as of
                  March 24, 1999(2)
          10.12   Agreement and Plan of Acquisition by and among BackWeb
                  Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
                  Anthony Davis, dated as of July 1, 1997(2)
          10.13+  Software License and Distribution Agreement for Embedded
                  Products, by and between BackWeb Technologies Ltd. and SAP
                  AG, dated March 17, 1999(2)
          10.14+  Software Development and OEM License Agreement by and
                  between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998(2)
          10.15   Amendment One, dated June 9, 2000, to Software License and
                  Distribution Agreement for Embedded Products, by and between
                  BackWeb Technologies Ltd. and SAP AG, dated March 17,
                  1999(4)
          10.16   Securities Purchase Agreement, dated as of January 17, 2000 by and between BackWeb Technologies Ltd. and RealNetworks,
                  Inc.(5)
          10.17   BackWeb Technologies Ltd. warrant issued January 26, 2000 to
                  RealNetworks, Inc.(6)
          10.18   1(ST) Amendment to Lease -- Expansion, made May 12, 2000,
                  between Speiker Properties, L.P. and BackWeb Technologies,
                  Inc.
          10.19   2(ND) Amendment to Lease -- Expansion, made November 7,
                  2000, between Speiker Properties, L.P. and BackWeb
                  Technologies, Inc.
          10.20   Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.
          10.21   Sublease Agreement, as of September 27, 1996, between SSA
                  Canada Corporation, Lanacom Inc. and Confederation Life
                  Insurance Company.
          10.22   Amendment to Sublease Agreement, as of June 1, 2000, between
                  Zurich Canadian Holdings Limited, Backweb Canada, Inc., and
                  Backweb Technologies Ltd.
          21.1    Subsidiaries of the Registrant(2)
          23.1    Consent of Independent Auditors

- ---------------
(1) Incorporated herein by reference to the corresponding Exhibit from the Company's Current Report on Form 8-K, filed July 10, 2000.

(2) Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358).

(3) Incorporated herein by reference to Exhibit 10.16 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed November 14, 2000.

(4) Incorporated herein by reference to Exhibit 10.15 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed August 14, 2000.

(5) Incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K, filed February 11, 2000.

(6) Incorporated herein by reference to Exhibit 10. 2 from the Company's Current Report on Form 8-K, filed February 11, 2000.

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

 + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                          BACKWEB TECHNOLOGIES LTD.

                                          By:        /s/ ELI BARKAT
                                            ------------------------------------
                                                        Eli Barkat,
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ ELI BARKAT                          Chief Executive Officer      March 30, 2001
- -----------------------------------------------------           and Director
                     Eli Barkat                         (Principal Executive Officer)

                   /s/ HANAN MIRON                         Chief Financial Officer      March 30, 2001
- -----------------------------------------------------     (Principal Financial and
                     Hanan Miron                             Accounting Officer)

                /s/ CHARLES FEDERMAN                              Director              March 30, 2001
- -----------------------------------------------------
                  Charles Federman

                 /s/ WILLIAM LARSON                               Director              March 30, 2001
- -----------------------------------------------------
                   William Larson

                /s/ JOSEPH GLEBERMAN                              Director              March 30, 2001
- -----------------------------------------------------
                  Joseph Gleberman

                    /s/ GIL SHWED                                 Director              March 30, 2001
- -----------------------------------------------------
                      Gil Shwed

               /s/ LEORA RUBIN MERIDOR                            Director              March 30, 2001
- -----------------------------------------------------
                 Leora Rubin Meridor

                                 EXHIBIT INDEX

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
           2.1    Software and Asset Purchase Agreement Among the Registrant,
                  Mobix Communications Ltd and Esther Hemli, dated as of June
                  4, 2000(1)
           3.1    Articles of Association of Registrant(2)
           3.2    Memorandum of Association of Registrant (English
                  translation)(2)
           4.1    Specimen of Ordinary Share Certificate(2)
           4.2    Fourth Amended and Restated Rights Agreement(2)
           4.3    Form of Liquidity Proposal between BackWeb Technologies,
                  Ltd. and the Exchangeable Shareholders(2)
          10.1*   1996 Israel Share Option Plan (English translation)(2)
          10.2*   1996 U.S. Share Option Plan(2)
          10.3*   1998 U.S. Share Option Plan (Amended and Restated as of July
                  1, 2000)(3)
          10.4*   1999 Employee Stock Purchase Plan(2)
          10.5    Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel
                  (English translation)(2)
          10.6    Lease Agreement for 34 Tuval Street, Ramat Gan, Israel
                  (English translation)(2)
          10.7    Master Lease Agreement for 2077 Gateway Place, Suite 500,
                  San Jose, California(2)
          10.8    Form of Agreement by and among Interad (1995) Ltd. and Nir
                  Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63
                  Holdings (1995) Ltd., and Lior Hass and Iftah Sneh(2)
          10.9    Loan and Security Agreement, and schedule thereto, between
                  BackWeb Technologies Ltd. and Transamerica Business Credit
                  Corporation, dated as of December 24, 1998(2)
          10.10   Voting and Exchange Trust Agreement between BackWeb
                  Technologies Ltd., BackWeb Canada Inc. and the Trust company of Bank of Montreal, dated as of August 8, 1997(2)
          10.11   Fourth Amended and Restated Rights Agreement, dated as of
                  March 24, 1999(2)
          10.12   Agreement and Plan of Acquisition by and among BackWeb
                  Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and
                  Anthony Davis, dated as of July 1, 1997(2)
          10.13+  Software License and Distribution Agreement for Embedded
                  Products, by and between BackWeb Technologies Ltd. and SAP
                  AG, dated March 17, 1999(2)
          10.14+  Software Development and OEM License Agreement by and
                  between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998(2)
          10.15   Amendment One, dated June 9, 2000, to Software License and
                  Distribution Agreement for Embedded Products, by and between
                  BackWeb Technologies Ltd. and SAP AG, dated March 17,
                  1999(4)
          10.16   Securities Purchase Agreement, dated as of January 17, 2000 by and between BackWeb Technologies Ltd. and RealNetworks,
                  Inc.(5)
          10.17   BackWeb Technologies Ltd. warrant issued January 26, 2000 to
                  RealNetworks, Inc.(6)
          10.18   1(ST) Amendment to Lease -- Expansion, made May 12, 2000,
                  between Speiker Properties, L.P. and BackWeb Technologies,
                  Inc.
          10.19   2(ND) Amendment to Lease -- Expansion, made November 7,
                  2000, between Speiker Properties, L.P. and BackWeb
                  Technologies, Inc.
          10.20   Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.

    EXHIBIT NO.                           DESCRIPTION
    -----------                           -----------
          10.21   Sublease Agreement, as of September 27, 1996, between SSA
                  Canada Corporation, Lanacom Inc. and Confederation Life
                  Insurance Company.
          10.22   Amendment to Sublease Agreement, as of June 1, 2000, between
                  Zurich Canadian Holdings Limited, Backweb Canada, Inc., and
                  Backweb Technologies Ltd.
          21.1    Subsidiaries of the Registrant(2)
          23.1    Consent of Independent Auditors

- ---------------
(1) Incorporated herein by reference to the corresponding Exhibit from the Company's Current Report on Form 8-K, filed July 10, 2000.

(2) Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358).

(3) Incorporated herein by reference to Exhibit 10.16 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed November 14, 2000.

(4) Incorporated herein by reference to Exhibit 10.15 from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed August 14, 2000.

(5) Incorporated herein by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K, filed February 11, 2000.

(6) Incorporated herein by reference to Exhibit 10. 2 from the Company's Current Report on Form 8-K, filed February 11, 2000.

 * Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

 + Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.