Form 10-Q
period 2001-03-31
BACKWEB TECHNOLOGIES LTD
filed 2001-05-15
CIK 1082064

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26241

                            ------------------------

                           BACKWEB TECHNOLOGIES LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                    ISRAEL                                       77-0436149
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

   3 ABBA HILLEL STREET, RAMAT-GAN, ISRAEL                         52136
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                (972) 3-6118800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Ordinary Shares outstanding as of May 8, 2001 was 38,358,389 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BACKWEB TECHNOLOGIES LTD.

                         QUARTERLY REPORT ON FORM 10-Q
                     QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements (unaudited)..................    1
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000..................    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000..................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   18

                       PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 3.  Defaults Upon Changes of Senior Securities..................   18
Item 4.  Submission of Matters to a Vote of Security Holders.........   18
Item 5.  Other Information...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   19

     This Report on Form 10-Q contains express or implied forward-looking statements. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates," and similar expressions identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include those discussed elsewhere in this Form 10-Q in, for example,
Item 2, in the section entitled "Risk Factors." Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           BACKWEB TECHNOLOGIES LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                              UNAUDITED     AUDITED
                                                              --------
Current assets:
  Cash and cash equivalents.................................  $ 30,623       $ 21,076
  Short-term investments....................................    28,987         43,658
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,099 and $1,038 at March 31,2001 and
     December 31, 2000, respectively........................     5,594          8,400
  Other accounts receivables and prepaid expenses...........     1,972          2,370
                                                              --------       --------
          Total current assets..............................    67,176         75,504
Long-term investments.......................................     3,000          3,000
Property and equipment, net.................................     3,928          4,025
Goodwill and other purchased intangibles, net...............     5,679          6,462
Other long-term assets......................................     1,379          1,383
                                                              --------       --------
          Total assets......................................  $ 81,162       $ 90,374
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  5,938       $  7,260
  Deferred revenue..........................................     3,067          3,957
  Current portion of shareholders' loans....................        --            371
                                                              --------       --------
          Total current liabilities.........................     9,005         11,588
Long-term deferred revenue..................................        85            113
Accrued severance pay, net..................................       256            243
Shareholders' equity:
  Series E preferred stock, nominal value NIS 0.03 per
     share; one share authorized, issued and outstanding at
     March 31, 2001 and December 31, 2000...................     3,454          3,454
  Ordinary shares, nominal value NIS 0.03 per share;
     150,067,829 shares authorized; 38,342,813 and
     38,047,738 shares issued and outstanding at March 31,
     2001 and December 31, 2000, respectively...............   147,221        146,751
  Notes receivable from shareholders........................    (1,980)        (2,486)
  Deferred stock compensation...............................      (721)          (890)
  Accumulated other comprehensive loss......................       (29)          (206)
  Accumulated deficit.......................................   (76,129)       (68,193)
                                                              --------       --------
          Total shareholders' equity........................    71,816         78,430
                                                              --------       --------
          Total liabilities and shareholders' equity........  $ 81,162       $ 90,374
                                                              ========       ========

   The accompanying notes are an integral part of the consolidated financial statements

                           BACKWEB TECHNOLOGIES LTD.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
                                                              UNAUDITED    AUDITED
                                                               -------
Revenues:
  License...................................................   $ 5,187      $ 6,883
  Service...................................................     2,034        2,020
                                                               -------      -------
          Total revenues....................................     7,221        8,903
Cost of revenues:
  License...................................................        98           32
  Service...................................................     1,750        1,329
                                                               -------      -------
          Total cost of revenues............................     1,848        1,361
                                                               -------      -------
Gross profit................................................     5,373        7,542
Operating expenses:
  Research and development, net.............................     2,560        1,843
  Sales and marketing.......................................     7,326        6,936
  General and administrative................................     3,185        1,596
  Amortization of goodwill and other intangible assets......       783          168
  Amortization of deferred stock compensation...............       169          279
                                                               -------      -------
          Total operating expenses..........................    14,023       10,822
                                                               -------      -------
Loss from operations........................................    (8,650)      (3,280)
Finance and other income, net...............................       714        1,128
                                                               -------      -------
Net loss....................................................   $(7,936)     $(2,152)
                                                               =======      =======
Basic and diluted net loss per share........................   $ (0.21)     $ (0.06)
                                                               =======      =======
Weighted average number of shares used in computing basic
  and diluted net loss per share............................    37,992       35,985
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements

                           BACKWEB TECHNOLOGIES LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
                                                              UNAUDITED    AUDITED
                                                               -------
OPERATING ACTIVITIES
Net loss....................................................   $(7,936)     $(2,152)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Bad Debt..................................................     1,093           --
  Amortization of goodwill and other intangible assets......       783          168
  Amortization of deferred stock compensation...............       169          279
  Depreciation..............................................       397          204
Changes in operating assets and liabilities:
  Trade accounts receivable.................................     1,713       (1,858)
  Other accounts receivable, prepaid expenses and other
     long-term assets.......................................       402         (604)
  Payable to related parties................................        --          (50)
  Accounts payable and accrued liabilities..................    (1,322)      (1,007)
  Deferred revenue..........................................      (918)         (77)
  Accrued severance pay, net................................        13           72
                                                               -------      -------
          Net cash used in operating activities.............    (5,606)      (5,025)
                                                               -------      -------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (300)        (361)
Purchase of short-term investments..........................    (5,319)          --
Proceeds from sales of short-term investments...............    20,167       11,691
                                                               -------      -------
          Net cash provided by investing activities.........    14,548       11,330
                                                               -------      -------
FINANCING ACTIVITIES
Repayment of shareholders' loans............................      (371)        (455)
Proceeds from shareholders' notes receivable................       506           --
Proceeds from issuance of ordinary shares, net..............       470       16,854
                                                               -------      -------
          Net cash provided by financing activities.........       605       16,399
                                                               -------      -------
Net increase in cash and cash equivalents...................     9,547       22,704
Cash and cash equivalents at beginning of the period........    21,076       18,818
                                                               -------      -------
Cash and cash equivalents at end of the period..............   $30,623      $41,522
                                                               =======      =======

   The accompanying notes are an integral part of the consolidated financial statements

                           BACKWEB TECHNOLOGIES LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization -- BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, "BackWeb" or the "Company") is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and computer industries; and through OEM arrangements.

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

     Basis of Presentation -- The unaudited interim consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2000 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments to fairly state the Company's financial position), results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     Revenue recognition -- The Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission with effect from the fourth quarter of the year ended December 31, 2000. The adoption of SAB 101 did not and is not expected to have a material effect of the Company's consolidated balance sheets or results of operations.

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

                           BACKWEB TECHNOLOGIES LTD.

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

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers. Royalty fees are earned upon delivery of products which incorporate the Company's software and are recognized when reported to the Company after delivery of the related products or in the case of extended payment terms being granted they are recognized on an installment basis. Revenues on contracts with resellers are not recognized until software is sold through to the end-user.

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

     The following table presents the calculation of the basic and diluted net loss per Ordinary share (in thousands, except share and per share data):

                                                    THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                     MARCH 31,       MARCH 31,
                                                        2001            2000
                                                    ------------    ------------
                                                    UNAUDITED       UNAUDITED
Net loss..........................................    $(7,936)        $(2,152)
                                                      =======         =======
Basic and diluted:
  Weighted-average shares.........................     38,219          36,384
  Less weighted-average shares subject to
     repurchase...................................       (227)           (399)
                                                      -------         -------
  Weighted-average number of shares used in
     computing basic and diluted net loss per
     share........................................     37,992          35,985
                                                      -------         -------
  Basic and diluted net loss per share............    $ (0.21)        $ (0.06)
                                                      =======         =======

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

                           BACKWEB TECHNOLOGIES LTD.

interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

     The following is a summary of the Company's investment portfolio as of March 31, 2001 (in thousands):

                                                         UNREALIZED    ESTIMATED
                                               COST        GAINS       FAIR VALUE
                                              -------    ----------    ----------
Corporate debt securities...................  $28,811       $176        $28,987
                                              =======       ====        =======

     Property and Equipment -- Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

     Property and equipment, at cost, consist of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                       UNAUDITED     AUDITED
Computer and peripheral equipment....................   $ 3,554       $ 3,392
Office furniture and equipment.......................     2,351         2,251
Leasehold improvements...............................       957           919
                                                        -------       -------
                                                          6,862         6,562
Less accumulated depreciation........................    (2,934)       (2,537)
                                                        -------       -------
Property and equipment, net..........................   $ 3,928       $ 4,025
                                                        =======       =======

  Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                       UNAUDITED     AUDITED
Accounts payable.....................................   $  407         $  770
Accrued compensation and related expense.............    2,713          1,921
Sales events.........................................      515            377
Other................................................    2,303          4,192
                                                        ------         ------
                                                        $5,938         $7,260
                                                        ======         ======

NOTE 3. CREDIT FACILITIES

     Bank Line of Credit -- In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% - 4%. The borrowing under the line of credit at December 31, 2000 was $2,000,000, with interest at prime plus 4%. No amounts were outstanding at March 31, 2001.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of March 31, 2001, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

     Credit Risk -- Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade accounts receivable. BackWeb's cash and

                           BACKWEB TECHNOLOGIES LTD.

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

NOTE 5. SEGMENTS AND GEOGRAPHIC INFORMATION

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. include marketing and sales. The following is a summary of operations within geographic areas based on the location of the entity making that sale (in thousands):

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                            2001        2000
                                                           ------    ----------
                                                                     UNAUDITED
Revenues from sales to unaffiliated customers:
  North America..........................................  $2,037      $6,576
  Israel.................................................   4,420       1,562
  Europe.................................................     764         765
                                                           ------      ------
                                                           $7,221      $8,903
                                                           ======      ======

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                       UNAUDITED     AUDITED
Long-lived assets:
  Israel.............................................   $3,826         $3,792
  North America......................................    2,912          3,034
  Other..............................................      190            199
                                                        ------         ------
                                                        $6,928         $7,025
                                                        ======         ======

     Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in Europe and the Far East. One OEM accounted for more than 10% of our revenues in the three-months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified by our Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on "Risk Factors" that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-Q.

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

     In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb Foundation Version 5.0, and in December 1998 released our first packaged application, BackWeb Sales Accelerator. Since our inception, revenues have been derived primarily from the licensing of our products and to a lesser extent from maintenance and support, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of a direct sales force, resellers, system integrators and OEM's.

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

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products which incorporate the Company's software. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after shipment of the related products, or in the case of fixed price arrangements over the course of the agreement.

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

RESULTS OF OPERATIONS

  Revenues

     Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb Sales Accelerator and to a lesser extent from maintenance, consulting and training services. Total revenues for the three-months ended March 31, 2001 was $7.2 million, a decrease of approximately $1.7 million or 19% from $8.9 million in the three-months ended March 31, 2000. The change was due to a decrease in license revenues. Customers outside of the United States accounted for 71.8% of revenues in the three-months ended March 31, 2001 compared to 26.1% of revenues in the three-months ended March 31, 2000. Excluding indirect revenues from our OEM Customers, revenues arising outside of the United States accounted for 40% in the three-months ended March 31, 2001 compared to 14% of revenues in the three-months ended March 31, 2000.

     License revenues were $5.2 million or 71.8% of revenues in the three-months ended March 31, 2001 compared to $6.9 million or 77.3% of revenues in the three-months ended March 31, 2000. The decreases in license revenue as a percentage of total revenue were primarily due to the decrease in license revenues versus previous fiscal quarters. Service revenues were $2.0 million or 28.2% of revenues in the three-months ended March 31, 2001 compared to $2.0 million or 22.7% of revenues in the three-months ended March 31, 2000.

  Cost of Revenues

     Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $98,000 or 1.9% of license revenues for the three-months ended March 31, 2001 compared to $32,000 or 0.5% of license revenues for the three-months ended March 31, 2000. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.8 million, or 86.0% of service revenues, in the three-months ended March 31, 2001 compared to $1.3 million or 65.8% of service revenues, in the three-months ended March 31, 2000. The increase in cost of service revenues was due to growth of the service organization.

OPERATING EXPENSES

  Research and Development, net

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities primarily based in Israel. Research and development expenses were $2.6 million in the three-months ended March 31, 2001 compared to $1.8 million in the three-months ended March 31, 2000.

  Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $7.3 million for the three-months ended March 31, 2001 compared to $6.9 million in the three-months ended March 31, 2000.

  General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $3.2 million in the three-months ended March 31, 2001 compared to $1.6 million in the three-months ended March 31, 2000. Excluding the provision for bad and doubtful debts of $1.1 million and $0 for the three-months ended March 31, 2001 and March 31, 2000 respectively, the general and administrative expenses were $2.1 million and $1.6 million, respectively.

  Amortization of Goodwill, Other Intangible Assets and Deferred Stock Compensation

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999, the initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of goodwill, intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd., in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to two and one-half years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $952,000 for the three-months ended March 31, 2001 compared to $447,000 in the three-months ended March 31, 2000.

  Finance and Other Income, (Net)

     Finance and other income, (net) includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended March 31, 2001, other income was $714,000 compared to other expense $1.1 million in the three-months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001 the Company had cash, cash equivalents and short-term investments of $59.6 million which represents a decrease of $5.1 million as compared to December 31, 2000.

     Net cash used in operating activities was $5.6 million and $5.0 million for the three-months ended March 31, 2001 and 2000, respectively and was primarily used in the funding the operations of the ongoing business needs. Cash provided by investing activities was $14.5 and $11.3 for the three-months ended March 31, 2001 and 2000 respectively. Cash provided by financing activities was $606,000 and $16.4 million for the three-months ended March 31, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of ordinary shares.

     Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs and for other general corporate activities. We believe that our current cash balances will be sufficient to fund our operations for at least the next 24 months.

     As of March 31, 2001, the Company had $5,000,000 in an unused, available line-of-credit facility.

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

     Since we have incurred tax losses through March 31, 2001, we have not yet used the tax benefits for which we are eligible. See Item 1. "Business --Risk Factors."

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2001. We incurred net losses of $7.9 million for the three-months ended March 31, 2001, $19.2 million for the year ended December 31, 2000, $11.5 million for the year ended December 31, 1999, and $14.6 million for the year ended December 31, 1998. As of March 31, 2001, we had an accumulated deficit of approximately $76.1 million. We will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate in the dot-com market based on internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

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

OUR LONG AND UNPREDICTABLE SALES CYCLE DEPENDS ON FACTORS OUTSIDE OUR CONTROL AND MAY CAUSE LICENSE REVENUES TO VARY SIGNIFICANTLY

     To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. Even after purchase, our customers tend to deploy BackWeb Foundation slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer's network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

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

     These factors together with our anticipated future operations and geographic dispersion will continue to place a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and expand, train and manage our work force worldwide.

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF KEY PERSONNEL

     We will need to hire a number of additional sales, support, marketing, and research and development personnel in fiscal 2001 and beyond to increase our revenues. If we fail to attract qualified personnel or retain current employees, including our executive officers and other key employees, our revenues may not increase and could decline. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have "key person" life insurance policies covering any of our employees.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF BACKWEB AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 41.6% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     Our shareholders have approved the issuance, under our Amended and Restated 1998 U.S. Stock Option Plan, of options to purchase up to approximately 12.9 million shares. Our Board Directors has adopted a resolution to limit the issuances under that plan to approximately 10.6 million shares. Our Board of Directors has the authority, without obtaining shareholder approval, to remove or reduce that limitation, which cold cause dilution to our existing shareholders.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

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

---------------

(*) Incorporated herein by reference to the corresponding Exhibit from the Company's Registration Statement on Form F-1 (File No. 333-10358).

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the three-months ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BACKWEB TECHNOLOGIES LTD.

Date: May 14, 2001                        By:        /s/ HANAN MIRON
                                            ------------------------------------
                                                        Hanan Miron,
                                                  Chief Financial Officer