Form 10-Q
period 2001-06-30
BACKWEB TECHNOLOGIES LTD
filed 2001-08-14
CIK 1082064

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                           COMMISSION FILE NUMBER 0-26241

                            -----------------------------

                              BACKWEB TECHNOLOGIES LTD.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Ordinary Shares outstanding as of August 7, 2001 was 38,404,707 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           BACKWEB TECHNOLOGIES LTD.

                         QUARTERLY REPORT ON FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (Unaudited).....    4
         Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000.......................................    4
         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 2001 and 2000....    5
         Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2001 and 2000.........................    6
         Notes to Condensed Consolidated Financial Statements........    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   13
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   25
Item 2.  Changes in Securities and Use of Proceeds...................   25
Item 3.  Defaults Upon Changes of Senior Securities..................   25
Item 4.  Submission of Matters to a Vote of Security Holders.........   25
Item 5.  Other Information...........................................   25
Item 6.  Exhibits and Report on Form 8-K.............................   25

     THIS REPORT ON FORM 10-Q CONTAINS EXPRESS OR IMPLIED FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "FORECASTS," "PROJECTS," "PLANS," "ESTIMATES," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE OR OPERATIONS AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM SUCH STATEMENTS. FACTORS THAT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS FORM 10-Q IN, FOR EXAMPLE, ITEM 2, IN THE SECTION ENTITLED "RISK FACTORS." ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING ITS FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS WILL BE REALIZED. THE INCLUSION OF SUCH FORWARD-LOOKING INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE FUTURE EVENTS, PLANS OR EXPECTATIONS CONTEMPLATED BY THE COMPANY WILL BE ACHIEVED. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE, REVIEW OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           BACKWEB TECHNOLOGIES LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                              UNAUDITED      AUDITED
Current assets:
  Cash and cash equivalents.................................  $ 30,893       $ 21,076
  Short-term investments....................................    22,916         43,658
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,087 and $1,038 at June 30, 2001 and
     December 31, 2000, respectively........................     2,975          8,400
  Other accounts receivable and prepaid expenses............     1,178          2,370
                                                              --------       --------
          Total current assets..............................    57,962         75,504
Long-term investments.......................................       500          3,000
Property and equipment, net.................................     3,906          4,025
Goodwill and other purchased intangibles, net...............     4,896          6,462
Other long-term assets......................................     1,496          1,383
                                                              --------       --------
          Total assets......................................  $ 68,760       $ 90,374
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  5,257       $  7,260
  Deferred revenue..........................................     2,762          3,957
  Current portion of shareholders' loans....................        --            371
                                                              --------       --------
          Total current liabilities.........................     8,019         11,588
Long-term deferred revenue..................................        85            113
Accrued severance pay, net..................................       254            243
Shareholders' equity:
  Series E preferred stock, nominal value NIS 0.03 per
     share; one share authorized and outstanding at June 30,
     2001 and December 31, 2000.............................     3,454          3,454
  Ordinary shares, nominal value NIS 0.03 per share;
     150,067,829 shares authorized; 38,397,297 and
     38,047,738 shares issued and outstanding at June 30,
     2001 and December 31, 2000, respectively...............   147,278        146,751
  Notes receivable from shareholders........................    (1,980)        (2,486)
  Deferred stock compensation...............................      (553)          (890)
  Accumulated other comprehensive loss......................       (61)          (206)
  Accumulated deficit.......................................   (87,736)       (68,193)
                                                              --------       --------
          Total shareholders' equity........................    60,402         78,430
                                                              --------       --------
          Total liabilities and shareholders' equity........  $ 68,760       $ 90,374
                                                              ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          ------------------------------    ------------------------------
                                          JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                          -------------    -------------    -------------    -------------
Revenues:
  License...............................    $  2,820         $  8,342         $  8,007         $ 15,225
  Service...............................       1,755            2,290            3,789            4,310
                                            --------         --------         --------         --------
          Total revenues................       4,575           10,632           11,796           19,535
Cost of revenues:
  License...............................         174               48              272               80
  Service...............................       1,336            1,590            3,086            2,919
                                            --------         --------         --------         --------
          Total cost of revenues........       1,510            1,638            3,358            2,999
                                            --------         --------         --------         --------
Gross profit............................       3,065            8,994            8,438           16,536
Operating expenses:
  Research and development, net.........       2,588            2,148            5,148            3,991
  Sales and marketing...................       5,974            7,251           13,300           14,187
  General and administrative............       3,192            1,856            6,377            3,452
  In-process research and development
     write-off and amortization of
     goodwill and other intangible
     assets.............................         783            8,406            1,566            8,574
  Amortization of deferred stock
     compensation.......................         168              278              337              557
                                            --------         --------         --------         --------
          Total operating expenses......      12,705           19,939           26,728           30,761
                                            --------         --------         --------         --------
Loss from operations....................      (9,640)         (10,945)         (18,290)         (14,225)
                                            --------         --------         --------         --------
Finance and other income, net...........         533            1,186            1,247            2,314
Write-down of equity investments........      (2,500)              --           (2,500)              --
                                            --------         --------         --------         --------
Net loss................................    $(11,607)        $ (9,759)        $(19,543)        $(11,911)
                                            ========         ========         ========         ========
Basic and diluted net loss per share....    $  (0.30)        $  (0.26)        $  (0.51)        $  (0.33)
                                            ========         ========         ========         ========
Weighted average number of shares used
  in computing basic and diluted net
  loss per share........................      38,161           37,095           38,064           36,540
                                            ========         ========         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BACKWEB TECHNOLOGIES LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2001        2000
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(19,543)   $(11,911)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Bad debt..................................................     2,193          --
  In-process research and development write-off and
     amortization of goodwill and other intangible assets...     1,566       8,574
  Amortization of deferred stock compensation...............       337         557
  Depreciation..............................................       853         416
  Write-down of equity investments..........................     2,500          --
  Barter transaction........................................        --        (590)
Changes in operating assets and liabilities:
  Trade accounts receivable.................................     3,232      (2,643)
  Other accounts receivable, prepaid expenses, and other
     long-term assets.......................................     1,079      (1,567)
  Accounts payable and accrued liabilities..................    (2,003)     (1,364)
  Deferred revenue..........................................    (1,223)      1,314
  Accrued severance pay, net................................        11          83
                                                              --------    --------
          Net cash used in operating activities.............   (10,998)     (7,131)
                                                              --------    --------
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (734)     (1,063)
Purchase of short-term investments..........................    (5,319)     (7,430)
Proceeds from short-term investments........................    26,206      21,824
Purchase of Mobix intellectual property.....................        --     (12,300)
                                                              --------    --------
          Net cash provided by investing activities.........    20,153       1,031
                                                              --------    --------
FINANCING ACTIVITIES
Repayment of shareholder loans..............................      (371)       (457)
Proceeds from shareholders' notes receivable................       506         339
Proceeds from issuance of ordinary shares, net..............       527      17,106
                                                              --------    --------
          Net cash provided by financing activities.........       662      16,988
                                                              --------    --------
Net increase in cash and cash equivalents...................     9,817      10,888
Cash and cash equivalents at beginning of the period........    21,076      18,818
                                                              --------    --------
Cash and cash equivalents at end of the period..............  $ 30,893    $ 29,706
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  TRANSACTIONS
Issuance of ordinary shares for Mobix acquisition...........  $     --    $  4,000
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

     Basis of Presentation -- The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2000 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments to fairly state the Company's financial position), results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     Revenue recognition -- The Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission with effect from the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not and is not expected to have a material effect on the Company's consolidated balance sheets or results of operations.

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

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. The Company does not grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

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

     The following table presents the calculation of the basic and diluted net loss per ordinary share (in thousands, except share and per share data):

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          ------------------------------    ------------------------------
                                          JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                          -------------    -------------    -------------    -------------
                                            UNAUDITED        UNAUDITED        UNAUDITED        UNAUDITED
Net loss................................    $(11,607)         $(9,759)        $(19,543)        $(11,911)
                                            ========          =======         ========         ========
Basic and diluted:
  Weighted-average shares...............      38,349           37,320           38,271           36,937
  Less weighted-average shares subject
     to repurchase......................        (188)            (225)            (207)            (397)
                                            --------          -------         --------         --------
Weighted average number of shares used
  in computing basic and diluted net
  loss per share........................      38,161           37,095           38,064           36,540
                                            ========          =======         ========         ========
Basic and diluted net loss per share....    $  (0.30)         $ (0.26)        $  (0.51)        $  (0.33)
                                            ========          =======         ========         ========

     Recently Issued Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the "new rules"), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the new rules is expected to result in an increase in net income of approximately $1.6 million for fiscal 2002 (approximately $0.04 per share based on the shares outstanding as of June 30, 2001). During the fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets recorded as of January 1, 2002. The Company has

                           BACKWEB TECHNOLOGIES LTD.

not yet determined what the effect of these tests will be on the earnings and the financial position of the Company.

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

     The following is a summary of the Company's investment portfolio as of June 30, 2001 (in $ thousands):

                                                                   UNREALIZED    ESTIMATED
                                                        COST          LOSS       FAIR VALUE
                                                      ---------    ----------    ----------
                                                      UNAUDITED    UNAUDITED     UNAUDITED
Corporate debt securities...........................   $22,977        $(61)       $22,916
                                                       =======        ====        =======

     The accumulated and other comprehensive loss consists entirely of unrealized losses on short-term investments. As of June 30, 2001 and December 31, 2000, the amount was $61,000 and $206,000, respectively.

     Property and Equipment -- Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

     Property and equipment, at cost, consists of the following (in $ thousands):

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                              UNAUDITED      AUDITED
Computer and peripheral equipment...........................   $ 3,742       $ 3,392
Office equipment, furniture, fixtures and other.............     2,479         2,251
Leasehold improvements......................................     1,071           919
                                                               -------       -------
                                                                 7,292         6,562
Less accumulated depreciation...............................    (3,386)       (2,537)
                                                               -------       -------
Property and equipment, net.................................   $ 3,906       $ 4,025
                                                               =======       =======

     Write-Down of Equity Investments -- The Company invested during fiscal year 2000, $3.0 million in certain development companies in Internet centric businesses in which the company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that a portion of these investments has become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company's management considers to be fair value.

                           BACKWEB TECHNOLOGIES LTD.

     Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following (in $ thousands):

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                              UNAUDITED      AUDITED
Accounts payable............................................   $  390         $  770
Accrued compensation and related expense....................    2,543          1,921
Sales events................................................      423            377
Other.......................................................    1,901          4,192
                                                               ------         ------
                                                               $5,257         $7,260
                                                               ======         ======

NOTE 3. CREDIT FACILITIES

     Bank Line of Credit -- In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb's assets. Borrowings under the line of credit bear interest at the bank's prime rate plus 2% - 4%. No amounts were outstanding at June 30, 2001 and December 31, 2000.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of June 30, 2001, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

     Credit Risk -- Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade receivables. BackWeb's cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities, which are invested in major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. The Company from time to time engages in selling receivables on a non-recourse basis with established commercial banking institutions.

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

                           BACKWEB TECHNOLOGIES LTD.

NOTE 5. SEGMENTS AND GEOGRAPHIC INFORMATION

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel and Canada include research and development and local sales. Operations in the U.S. and Europe include marketing and sales. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in $ thousands):

                                                              JUNE 30,       JUNE 30,
                                                                2001           2000
                                                              ---------      ---------
                                                              UNAUDITED      UNAUDITED
Revenues from sales to unaffiliated customers:
  North America.............................................   $ 3,674        $12,962
  Israel....................................................     6,781          4,764
  Europe....................................................     1,341          1,809
                                                               -------        -------
                                                               $11,796        $19,535
                                                               =======        =======

                                                              JUNE 30,     DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
                                                              UNAUDITED      AUDITED
Long-lived assets:
  Israel....................................................   $1,363         $3,792
  North America.............................................    2,862          3,034
  Other.....................................................      181            199
                                                               ------         ------
                                                               $4,406         $7,025
                                                               ======         ======

     Revenues generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in the Far East and sales within Israel. One OEM accounted 47.0% and 14.0% of our revenues in the six-months ended June 30, 2001 and June 30, 2000, respectively.

NOTE 6. ACQUISITION OF CERTAIN ASSETS

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

     BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following indentifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"). $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the Acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to three years.

                           BACKWEB TECHNOLOGIES LTD.

NOTE 7. SUBSEQUENT EVENTS

     On July 2, 2001 the Company announced a restructuring plan. The restructuring plan intended to reduce the Company's cost structure beginning in the three-months ending September 30, 2001.

     The restructuring plan includes the reduction in workforce, vacating certain facilities, and canceling of office service leases as a result of employee terminations and office consolidation. On July 9, 2001 the Company terminated approximately 60 employees representing approximately 25% of the Company's global workforce employed as of June 30, 2001. The restructuring charges to be incurred during the three months ending September 30, 2001 are estimated to be in the range of $1.5 to $1.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with, and is qualified by, our Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on "Risk Factors" that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-Q.

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

     On June 27, 2000 BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communication Ltd., for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development ("IPR&D"), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over the expected useful lives of two to three years.

     We recognize software license revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended. SOP 97-2 generally required revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" ("SOP 98-9"), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the "Residual Method" when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

     To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, reseller's and OEMs.

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, collectibility is probable. We generally do not grant a right of return to our customers. When a right of return exists, we defer revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

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

     Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing our products generally purchase these standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per-session basis. We recognize service revenues from consulting and training when provided to the customer.

     The functional currency of our operations is in the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses in Israel is incurred in New Israeli Shekels (NIS). The results of our operations are subject to fluctuations in the U.S. dollar -- NIS exchange rate, which is influenced by various global economic factors including inflation in Israel.

RESULTS OF OPERATIONS

  Revenues

     Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb e-Accelerator and to a lesser extent from maintenance and support, consulting and training services. Total revenues for the three-months ended June 30, 2001 was $4.6 million a decrease of approximately $6.0 million or 57.0% from $10.6 million in the three-months ended June 30, 2000. Total revenues for the six-months ended June 30, 2001 was $11.8 million a decrease of approximately $7.7 million or 39.6% from $19.5 million in the six-months ended June 30, 2000. The decreases were due to a decrease in license sales.

     Customers outside of the United States accounted for 68.2% of revenues in the three-months ended June 30, 2001 compared to 44.9% of revenues in the three-months ended June 30, 2000. Customers outside of the United States accounted for 71.5% of revenues in the six-months ended June 30, 2001 compared to 36.8% of revenues in the six-months ended June 30, 2000. Excluding indirect revenues from our OEM Customers, revenues arising outside of the United States accounted for 16.6% in the three-months ended June 30, 2001 compared to 19.0% of revenues in the three-months ended June 30, 2000. Excluding indirect revenues from our OEM Customers, revenues arising outside of the United States accounted for 14.4% in the six-months ended June 30, 2001 compared to 14.7% of revenues in the six-months ended June 30, 2000. One OEM accounted for 47.0% and 14.0% of our revenues in the six-months ended June 30, 2001 and 2000, respectively.

     License revenues were $2.8 million or 61.6% of revenues in the three-months ended June 30, 2001 compared to $8.3 million or 78.5% of revenues in the three-months ended June 30, 2000. License revenues were $8.0 million or 67.9% of revenues in the six-months ended June 30, 2001 compared to $15.2 million or 77.9% of revenues in the six-months ended June 30, 2000 The decreases in license revenues as a percentage of total revenues were primarily due to the decrease in license revenues versus previous fiscal quarters. Service revenues were $1.8 million or 38.4% of revenues in the three-months ended June 30, 2001 compared to $2.3 million or 21.5% of revenues in the three-months ended June 30, 2000. Service revenues were $3.8 million or 32.1% of revenues in the six-months ended June 30, 2001 compared to $4.3 million or 22.1% of revenues in the six-months ended June 30, 2000. The decreases in service revenues as a percentage of total revenues were primarily due to the decrease in service revenues versus previous fiscal quarters.

  Cost of Revenues

     Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $174,000 or 6.2% of license revenues for the three-months ended June 30, 2001 compared to $48,000 or 0.6% of license revenues for the three-months ended June 30, 2000. Cost of license revenues was $272,000 or 3.4% of license revenues for the six-months ended June 30, 2001 compared to $80,000 or 0.5% of license revenues for the six-months ended June 30, 2000. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.3 million, or 76.1% of service revenues, in the three-months ended June 30, 2001 compared to $1.6 million or 69.4% of service revenues, in the three-months ended June 30, 2000. Cost of service revenues was $3.1 million, or 81.4% of service revenues, in the six-months ended June 30, 2001 compared to $2.9 million or 67.7% of service revenues, in the six-months ended June 30, 2000. The increase in cost of service as a percentage of revenues was due to reduced levels of consulting revenue.

OPERATING EXPENSES

  Research and Development, Net

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities primarily based in Israel. Research and development expenses were $2.6 million in the three-months ended June 30, 2001 compared to $2.1 million in the three-months ended June 30, 2000. Research and development expenses were $5.1 million in the six-months ended June 30, 2001 compared to $4.0 million in the six-months ended June 30, 2000. Research and development expenses were 56.6% and 20.2% of total revenue in the three-month periods ended June 30, 2001 and 2000, respectively and were 43.6% and 20.4% for the six-month periods ended June 30, 2001 and 2000, respectively. Research and development expenses increased as a percentage of revenue principally due to reduced levels of license and service revenue.

  Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada, Europe and Japan. Sales and marketing expenses were $6.0 million in the three-months ended June 30, 2001 compared to $7.3 million in the three-months ended June 30, 2000. Sales and marketing expenses were $13.3 million in the six-months ended June 30, 2001 compared to $14.2 million in the six-months ended June 30, 2000. Sales and marketing expenses were 130.6% and 68.2% of total revenue in the three-month periods ended June 30, 2001 and 2000, respectively and were 112.8% and 72.6% for the six-month periods ended June 30, 2001 and 2000, respectively. Sales and marketing expenses decreased due to reduced expenses but increased as percentage of revenue due to reduced levels of license and service revenue.

  General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $3.2 million in the three-months ended June 30, 2001 compared to $1.9 million in the three-months ended June 30, 2000. General and administrative expenses were $6.4 million in the six-months ended June 30, 2001 compared to $3.5 million in the six-months ended June 30, 2000. General and administrative expenses were 69.8% and 17.5% of total revenue in the three-month periods ended June 30, 2001 and 2000, respectively and were 54.1% and 17.7% for the six-month periods ended June 30, 2001 and 2000, respectively. Excluding the provision for bad and doubtful debts of $1.1 million and $0 for the three-months ended June 30, 2001 and June 30, 2000, respectively, the general and administrative expenses were $2.2 million and $1.9 million, respectively. Excluding the provision for bad and doubtful debts of $2.2 million and $0 for the six-months ended June 30, 2001 and June 30, 2000, respectively, the general and administrative expenses were $4.2 million and $3.5 million, respectively.

  Amortization of Goodwill, Other Intangible Assets and Deferred Stock Compensation

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999, the initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of goodwill, intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd., in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to two and one-half years. Deferred stock compensation is presented as a reduction of shareholders' equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $168,000 for the three-months ended June 30, 2001 compared to $278,000 in the three-months ended June 30, 2000. Amortization expense was $337,000 for the six-months ended June 30, 2001 compared to $557,000 in the six-months ended June 30, 2000.

  Finance and Other Income, Net

     Finance and other income, (net) includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended June 30, 2001, finance and other income was $533,000 compared to $1.2 million in the three-months ended June 30, 2000. For the six-months ended June 30, 2001, finance and other income was $1.2 million compared to $2.3 million in the six-months ended June 30, 2000.

  Write-Down of Equity Investments

     The Company invested during fiscal year 2000, $3.0 million in certain development companies in Internet centric businesses in which the company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that a portion of these investments has become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company's management considers to be fair value.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001 the Company had cash, cash equivalents and short-term investments of $53.8 million, which represents a decrease of $10.9 million as compared to December 31, 2000.

     Net cash used in operating activities was $11.0 million and $7.1 million for the six-months ended June 30, 2001 and 2000, respectively and was primarily used in funding the operations of the ongoing business needs. Cash provided by investing activities was $20.2 million and $1.0 million for the six-months ended June 30, 2001 and 2000, respectively. Cash provided by financing activities was $662,000 and $17.0 million for the six-months ended June 30, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of ordinary shares.

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

     As of June 30, 2001, the Company had $5,000,000 in an unused, available line-of-credit facility. See Note 3. "Credit Facilities" to the Condensed Consolidated Financial Statements.

EFFECTIVE CORPORATE TAX RATES

     Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company's capital investment program with "Approved Enterprise" status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15 - 25% for the next 5 to 8 years depending upon the proportion of foreign ownership of the Company.

     All of these tax benefits are subject to various conditions and restrictions. See "Israeli Taxation and Investment Programs -- Law for the Encouragement of Capital Investments Act 1959." There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through June 30, 2001, we have not yet used the tax benefits for which we are eligible. See "Risk Factors".

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the "new rules"), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the new rules is expected to result in an increase in net income of approximately $1.6 million for fiscal 2002 (approximately $0.04 per share based on the shares outstanding as of June 30, 2001). During the fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets recorded as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and the financial position of the Company.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

WE RECENTLY INSTITUTED A COST RESTRUCTURING PLAN AND CANNOT GUARANTEE ITS
SUCCESS

     On July 2, 2001, we announced a restructuring plan that was intended to reduce the Company's cost structure. The restructuring plan includes the reduction of workforce, vacating certain facilities, and canceling of office service leases as a result of employee terminations and office consolidation. We cannot guarantee that the restructuring plan will have the intended result of decreasing our cost structure to anticipated levels. Further, the loss of personnel could result in our inability to provide satisfactory service to our existing customers, to compete for and take advantage of new business opportunities, or to maintain or increase our market share. Any of the these results would have a material adverse effect on our business and our operating results.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2001. We incurred net losses of $19.5 million for the six-months ended June 30, 2001, $19.2 million for the year ended December 31, 2000, $11.5 million for the year ended December 31, 1999, and $14.6 million for the year ended December 31, 1998. As of June 30, 2001, we had an accumulated deficit of approximately $87.7 million. We will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate in the dot-com market based on internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

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

OUR BACKWEB FOUNDATION PLATFORM AND APPLICATIONS ARE NEW AND IT IS UNCLEAR IF THEY WILL ACHIEVE MARKET ACCEPTANCE

     We do not know if our products will be successful. The market for Internet communications solutions is in its infancy, and we are not certain that our target customers will widely adopt and deploy our technology throughout their networks. Even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. Our future growth depends on the commercial success of BackWeb Foundation and applications developed upon BackWeb Foundation, such as BackWeb e-Accelerator, PAS and Shadow.

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

IF WE LOSE A MAJOR CUSTOMER, OUR REVENUES COULD SUFFER BECAUSE OF OUR CUSTOMER CONCENTRATION

     We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers' licenses, our revenues would be adversely affected. In the six-months ending June 30, 2001 one OEM customer accounted for approximately 47% of our total revenues. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one End-user customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

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

FAILURE TO EXPAND OUR SALES AND MARKETING ORGANIZATIONS COULD LIMIT OUR GROWTH

     If we fail to substantially expand our direct and indirect sales and marketing operations in our existing markets, our growth will be limited. We have recently expanded our direct sales force in North America and Europe and plan to hire additional sales personnel as needed to meet market demand. Currently, we believe we will need to significantly expand our sales and marketing organization. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in the Internet communications market is intense.

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

     We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as certain executive offices are located in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Inflation in Israel and any devaluation of the NIS against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be negatively affected by fluctuations in the exchange rate between the U.S. dollar and the NIS. If Israel's economy is hurt by a high inflation rate, our operations and financial condition could suffer.

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

ISRAELI REGULATIONS MAY LIMIT OUR ABILITY TO ENGAGE IN RESEARCH AND DEVELOPMENT AND EXPORT OUR PRODUCTS

     Under Israeli law we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 2002. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES OWN A LARGE PERCENTAGE OF BACKWEB AND COULD SIGNIFICANTLY INFLUENCE THE OUTCOME OF ACTIONS

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40.4% of our outstanding ordinary shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

OUR BOARD OF DIRECTORS CAN AUTHORIZE AND EXPAND THE NUMBER GRANTED UNDER OUR 1996 ISRAELI EMPLOYEE STOCK OPTION PLAN

     Under Israeli law, our Board of Directors may authorize additional shares to be issued under our 1996 Israeli Employee Stock Option Plan. Such action does not require an amendment to such plan or shareholder approval under Israeli law (but may in certain cases, require approval under the rules applicable to companies listed on the NASDAQ Stock Market). The Board's ability to expand the number of shares to be granted under such plan is governed by and limited by the fiduciary duties of each Board member under Israeli corporate law and the remaining number of our authorized shares which are not outstanding. Any such Board actions may result in dilution to the ownership interest of existing shareholders.

OUR BOARD OF DIRECTORS HAS LIMITED THE NUMBER OF OPTIONS THAT IT MAY GRANT UNDER OUR AMENDED AND RESTATED 1998 U.S. STOCK OPTION PLAN, BUT IT CAN REMOVE THE LIMITATION WITHOUT OBTAINING SHAREHOLDER APPROVAL

     Our shareholders have approved the issuance, under our Amended and Restated 1998 U.S. Stock Option Plan, of options to purchase up to 12.9 million shares as of June 30, 2001. Our Board of Directors has adopted a resolution to limit the issuance under that plan to approximately 10.6 million shares. Our Board of Directors has the authority, without obtaining shareholder approval, to remove or reduce the limitation, which could cause dilution to our existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in Israel and sell them in North America, Asia and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

                           PART II. OTHER INFORMATION

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the six-months ended June 30, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BACKWEB TECHNOLOGIES LTD.

Date: August 10, 2001                                      By: /s/ CHRISTOPHER C. MARHSALL
                                                 ----------------------------------------------------
                                                               Christopher C. Marshall
                                                            Vice President of Finance and
                                                               Chief Accounting Officer