Form 10-Q
period 2001-09-30
BACKWEB TECHNOLOGIES LTD
filed 2001-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission File Number 0-26241

BACKWEB TECHNOLOGIES LTD.

(Exact Name of Registrant as Specified in Its Charter)

Israel (State or Other Jurisdiction of Incorporation or Organization)	77-0436149 (I.R.S. Employer Identification Number)

3 Abba Hillel Street, Ramat-Gan, Israel (Address of Principal Executive Offices)	52136 (Zip Code)

(972) 3-6118800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

     The number of shares of the registrant’s Ordinary Shares outstanding as of November 8, 2001 was 38,539,814 shares.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q
Quarterly Period Ended September 30, 2001

     This Report on Form 10-Q contains express or implied forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” and similar expressions identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q in, for example, Item 2, in the section entitled “Risk Factors.” Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	September 30,	December 31,
	2001	2000

	Unaudited	Audited
Current assets:
Cash and cash equivalents	$25,142	$21,076
Short-term investments	21,525	43,658
Trade accounts receivable, net of allowance for doubtful accounts of $3,446 and $1,038 at September 30, 2001 and December 31, 2000, respectively	3,363	8,400
Other accounts receivable and prepaid expenses	1,338	2,370

Total current assets	51,368	75,504
Property and equipment, net	4,115	4,025
Goodwill and other purchased intangibles, net	4,113	6,462
Long-term investments and other assets	2,502	4,383

Total assets	$62,098	$90,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,804	$7,260
Deferred revenue	2,218	3,957
Current portion of shareholders’ loans	—	371

Total current liabilities	10,022	11,588
Long-term deferred revenue	231	113
Accrued severance pay, net	301	243
Shareholders’ equity:
Series E preferred stock, nominal value NIS 0.03 per share; one share authorized and outstanding at September 30, 2001 and December 31, 2000	3,454	3,454
Ordinary shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized; 38,519,679 and 38,047,738 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	147,149	146,751
Notes receivable from shareholders	(1,742)	(2,486)
Deferred stock compensation	(384)	(890)
Accumulated other comprehensive income (loss)	48	(206)
Accumulated deficit	(96,981)	(68,193)

Total shareholders’ equity	51,544	78,430

Total liabilities and shareholders’ equity	$62,098	$90,374

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues:
License	$2,635	$9,490	$10,642	$24,715
Service	1,846	2,248	5,635	6,558

Total revenues	4,481	11,738	16,277	31,273
Cost of revenues:
License	62	57	334	137
Service	1,132	1,674	4,218	4,592

Total cost of revenues	1,194	1,731	4,552	4,729

Gross profit	3,287	10,007	11,725	26,544
Operating expenses:
Research and development, net	2,017	2,481	7,165	6,472
Sales and marketing	5,375	7,203	18,675	21,390
General and administrative	2,058	1,690	8,435	5,142
Restructuring charge	2,825	—	2,825	—
In-process research and development write-off and Amortization of goodwill and other intangible assets	783	688	2,349	9,262
Amortization of deferred stock compensation	168	379	506	936

Total operating expenses	13,226	12,441	39,955	43,202

Loss from operations	(9,939)	(2,434)	(28,230)	(16,658)

Finance and other income, net	694	903	1,942	3,217
Write-down of an equity investment	—	—	(2,500)	—

Net loss	$(9,245)	$(1,531)	$(28,788)	$(13,441)

Basic and diluted net loss per share	$(0.24)	$(0.04)	$(0.75)	$(0.37)

Weighted average number of shares used in computing basic and diluted net loss per share	38,313	37,307	38,147	36,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Operating Activities
Net loss	$(28,788)	$(13,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	2,542	222
In-process research and development write-off and amortization of goodwill and other intangible assets	2,349	9,236
Amortization of deferred stock compensation	506	936
Depreciation	1,309	721
Write-down of an equity investment	2,500	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,495	(5,887)
Other accounts receivable, prepaid expenses, and other long-term assets	914	(1,691)
Payable to related parties	—	(50)
Accounts payable and accrued liabilities	44	15
Deferred revenue	(1,621)	1,466
Accrued severance pay, net	58	142

Net cash used in operating activities	(17,692)	(8,331)

Investing Activities
Purchases of property and equipment	(899)	(2,155)
Purchase of short-term investments	(5,319)	(14,335)
Proceeds from short-term investments	27,706	29,516
Long term investments	(500)	—
Purchase of Mobix intellectual property	—	(12,300)

Net cash provided by investing activities	20,988	726

Financing Activities
Repayment of shareholder loans	(371)	(451)
Proceeds from shareholders’ notes receivable	506	488
Proceeds from issuance of ordinary shares, net	635	17,667

Net cash provided by financing activities	770	17,704

Net increase in cash and cash equivalents	4,066	10,099
Cash and cash equivalents at beginning of the period	21,076	18,818

Cash and cash equivalents at end of the period	$25,142	$28,917

Supplemental Disclosure of Noncash Investing and Financing Transactions
Issuance of ordinary shares for Mobix acquisition	$—	$4,000

Purchase of property and equipment	$500	$—

Forfeiture of restricted shares	$238	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb” or the “Company”) is a provider of Internet communication infrastructure and applications software that enables companies to communicate business-critical, time-sensitive information throughout their enterprise of customers, partners and employees. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial and computer industries; and through OEM arrangements.

     The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; BackWeb Technologies S.a.r.l., a French corporation. The following subsidiaries ceased operations in September 2001 but continue to be wholly owned subsidiaries and registered as BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd., a Japanese corporation.

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2000 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments to fairly state the Company’s financial position), results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     Revenue recognition — The Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission with effect from the fourth quarter of the year ending December 31, 2000. The adoption of SAB 101 did not and is not expected to have a material effect on the Company’s consolidated balance sheets or results of operations.

     The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

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

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training and consulting services) is determined based on the price charged for the undelivered element when sold separately.

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers. Royalty fees are earned upon delivery of products, which incorporate the Company’s software and are recognized when reported to the Company after delivery of the related products or in the case of extended payment terms being granted they are recognized on an installment basis. Revenues on contracts with resellers are not recognized until software is sold through to the end-user.

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

     During the three-months ended September 30, 2001 the Company entered into a series of commercial agreements with Red Bend Ltd. (formerly Emony Ltd.) in which the Company has an investment (see footnote number 2 of Condensed Consolidated Financial Statements — Selected Balance Sheet Detail “Long-term Investments and Other Assets.”) The Company licensed its BackWeb® Foundation™ product to Red Bend Ltd. for a fee in the aggregate amount of $500,000 of which $350,000 was recognized as direct license revenue in the three-months ended September 30, 2001 with the remaining $150,000 to be recognized as direct license revenue in the three-months ending March 31, 2002. The Company also entered into a technical support contract with Red Bend Ltd. in the amount of $90,000, which will be recognized ratably over the period of one year. The Company licensed Red Bend Ltd. software product for integration internally to streamline the ability of the Company to deliver BackWeb Foundation “client” updates. The Company licensed the software for $500,000 and paid in full the liability in November 2001. The Company has capitalized this software and will amortize it in accordance with its established depreciation policies.

     Net Loss Per Share — The basic and diluted net loss per share has been computed using the weighted-average number of Ordinary shares outstanding during the period.

     The following table presents the calculation of the basic and diluted net loss per ordinary share (in $ thousands, except share and per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(9,245)	$(1,531)	$(28,788)	$(13,441)

Basic and diluted:
Weighted-average shares	38,462	37,585	38,335	37,345
Less weighted-average shares subject to forfeiture	(149)	(278)	(188)	(620)

Weighted average number of shares used in computing basic and diluted net loss per share	38,313	37,307	38,147	36,725

Basic and diluted net loss per share	$(0.24)	$(0.04)	$(0.75)	$(0.37)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in $ thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(9,245)	$(1,531)	$(28,788)	$(13,441)
Change in net unrealized gain (loss) on investments	109	110	254	(10)
Total Comprehensive loss	$(9,136)	$(1,421)	$(28,534)	$(13,451)

     Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

     Recently Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the “new rules”), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the new rules is expected to result in an increase in net income of approximately $1.6 million for fiscal 2002 (approximately $0.04 per share based on the shares outstanding as of September 30, 2001). During the fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets recorded as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and the financial position of the Company.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires, among other things, that long-lived assets be measured at the lower of the carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what the effect of this new standard may be on the earnings and the financial position of the Company.

     Note 2. Selective Balance Sheet Detail

     Cash Equivalents and Short-Term Investments — Cash equivalents consist of money market instruments, bank time deposits and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and three years.

     In February 2001 a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC) was signed and is considered restricted cash. The letter of credit is with respect to a security deposit for leased offices in the Company headquarters in San Jose, California. The letter of credit extends to the end of the lease in February 2007.

     Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with material unrealized gains and losses, if any, included as a separate component of shareholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

     Property and Equipment — Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

     Property and equipment, at cost, consists of the following (in $ thousands):

	September 30,	December 31,
	2001	2000

	Unaudited	Audited
Computer and peripheral equipment	$4,020	$3,392
Office equipment, furniture, fixtures and other	2,495	2,251
Leasehold improvements	1,166	919

	7,681	6,562
Less accumulated depreciation	(3,566)	(2,537)

Property and equipment, net	$4,115	$4,025

     Write-Down of an Equity Investment — The Company invested during fiscal year 2000, $3.0 million in certain development companies in Internet-centric businesses in which the Company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet-centric businesses, the Company believes that an investment has become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company’s management considers to be fair value.

     Long-Term Investments and Other Assets — The Company was one of a group of lenders (collectively, the “Lenders”) that entered into a Convertible Loan Agreement, dated as of August 1, 2001, by and between Emony Ltd., now called Red Bend Ltd., an Israeli private company, and the Lenders pursuant to which the Lenders granted Emony a convertible loan in the aggregate amount of US$2,150,000 (the “Loan Amount”) for working capital purposes. The Loan Amount bears interest at the LIBOR rate for 6 month loans as quoted by Bank Leumi LeIsrael Ltd. plus 1.5% per annum, compounded monthly, repayable, unless converted, in full on September 20, 2002. The Loan Amount may not be prepaid in whole or in part without the Lenders’ consent. In the event that Emony closes a financing resulting in net aggregate cash proceeds of at least $5 million at a price per share of at least US$1.34, the outstanding portion of the Loan Amount is automatically converted into Series B1 Preferred Shares (the “Preferred Shares”) of Emony at a conversion price of US$1.34 per share. In addition, until such an investment is received, any of the Lenders can demand through the exercise of a warrant granted pursuant to the Loan Agreement to convert its portion of the Loan Amount into such Preferred Shares. The Company’s portion of the Loan Amount was $500,000, for which the Company received the warrant described above and a Promissory Note.

     This was the second part of a two-part investment in Emony Ltd. the first of which occurred on November 1, 2000, when the Company acquired 483,600 shares of Series B Preferred Shares of Emony Ltd. representing approximately 7% of its share capital in exchange for payment of $500,000 under the Share Purchase and Shareholders Agreement dated October 10, 2000 between Emony Ltd., the Company and various other investors. Further, under such Share Purchase and Shareholders Agreement, the Company was granted (a) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as maybe purchased in exchange for $500,000, based on a pre-exercise valuation of Emony Ltd. of $10,000,000 on a fully diluted and as-converted basis; and (b) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as may be purchased in exchange for $930,233, based on a pre-exercise valuation of Emony Ltd. of $15,000,000 on a fully-diluted and as-converted basis.

     Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following (in $ thousands):

	September 30,	December 31,
	2001	2000

	Unaudited	Audited
Accounts payable	$1,080	$770
Accrued compensation and related expense	2,582	1,921
Sales and marketing events	1,398	377
Other	2,744	4,192

	$7,804	$7,260

Note 3. Credit Facilities

     Bank Line of Credit — In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit is secured by substantially all of BackWeb’s assets. Borrowings under the line of credit bear interest at the bank’s prime rate plus 2% — 4%. No amounts were outstanding at September 30, 2001 and December 31, 2000.

     The amount available under the formula loans is limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the nonformula loans and term loans are $2,000,000 and $1,500,000, respectively. As of September 30, 2001, BackWeb had $5,000,000 in unused availability under the formula and nonformula line of credit.

     Credit Risk — Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade receivables. BackWeb’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate debt securities, which are invested in major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. The Company from time to time engages in selling receivables on a non-recourse basis with established commercial banking institutions.

     BackWeb sells its products to customers primarily in the United States, Europe, and Israel. BackWeb performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral.

Note 4. Commitments and Contingencies

     Contingencies — From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or the results of operations or cash flows of the Company.

Note 5. Segments and Geographic Information

     BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and local sales. Operations in the U.S. Canada and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in $ thousands):

	September 30,	September 30,
	2001	2000

	Unaudited	Unaudited
Revenues:
North America	$4,774	$17,316
Israel	9,670	11,002
Europe	1,833	2,955

	$16,277	$31,273

	September 30,	December 31,
	2001	2000

	Unaudited	Audited
Long-lived assets:
Israel	$2,405	$3,792
North America	2,556	3,034
Other	154	199

	$5,115	$7,025

     Revenues generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in the Far East and sales within Israel. One OEM accounted for 53.3% and 44.3% of our revenues in the nine-months ended September 30, 2001 and September 30, 2000, respectively.

Note 6. Acquisition of Certain Assets

     On June 27, 2000, BackWeb completed its acquisition (the “Acquisition”) of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., (“Mobix”) for an aggregate amount of $16.4 million, pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix, (i) a cash payment of $9.6 million, and (ii) a number of ordinary shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb ordinary shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 ordinary shares. Such shares were deposited in escrow together with an additional $2.4 million in cash to satisfy Mobix’s and the principal shareholder’s indemnification obligations and to secure the retention of certain key employees of Mobix, (iii) BackWeb granted a number of stock options valued at $1.1 million to retain two key employees from Mobix, (iv) Acquisition costs amounted to $444,000.

     BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the Acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their estimated useful lives of two to three years.

Note 7. Restructuring Charge

     On July 2, 2001 the Company announced a restructuring plan, which was implemented in the three-months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling of office service leases as a result of employee terminations and office consolidation. The restructuring charge recorded during the three months ended September 30, 2001 was $2.8 million of which $1.2 million remains in the accrued liabilities as of September 30, 2001. The $2.8 million restructuring charge consists of $1.3 million of severance and benefit cost, $ 1.4 million of facility cost and $100,000 related to other restructuring costs. The $1.3 million restructuring charge is related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million restructuring charge represents early termination lease penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001 related to the closure and consolidation of offices in Europe, Japan and the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with, and is qualified by, our Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on “Risk Factors” that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-Q.

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

     In August 1997, in an effort to expand the features and functionalities of our product offerings, we acquired all the outstanding shares of Lanacom Inc., a Canadian corporation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair value on the acquisition date. The purchase price of $3.9 million was determined based on the value of shares originally issued and options granted. Of the total purchase price, approximately $3.2 million was allocated to goodwill, representing the excess of the aggregate purchase price on the fair value of tangible and intangible assets. The remainder of the purchase price was allocated to net tangible liabilities assumed ($103,000), developed technology ($400,000) and other identifiable intangible assets ($383,000). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life, which ranges from 24 to 30 months. The first BackWeb product, Version 4.0, incorporating Lanacom’s Headliner product, was released in January 1998.

     In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb® Foundation™ Version 5.0, and in December 1998 released our first packaged application, BackWeb Sales Accelerator™. Since our inception, revenues have been derived primarily from the licensing of our products and to a lesser extent from maintenance and support, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of a direct sales force, resellers, system integrators and OEM’s.

     On June 27, 2000 BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communication Ltd., for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to goodwill and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over the expected useful lives of two to three years.

     We recognize software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SOP 97-2 generally required revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

     To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, reseller’s and OEMs.

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

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training and consulting services) is determined based on the price charged for the undelivered element when sold separately.

     License revenues are comprised of perpetual or time-based license fees that are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon shipment of products, which incorporate the Company’s software. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the company after shipment of the related products, or in the case of fixed price arrangements over the course of the agreement.

     Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing our products generally purchase this standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate plus out-of-pocket expenses and training services on a per-session basis. We recognize service revenues from consulting and training when provided to the customer.

     The functional currency of our operations is in the U.S. dollar, which is the primary currency in the economic environment in which we conduct our business. A significant portion of our research and development expenses in Israel is incurred in New Israeli Shekels (NIS). The results of our operations are subject to fluctuations in the U.S. dollar — NIS exchange rate, which is influenced by various global economic factors including inflation in Israel.

Results of Operations

Revenues

     Our revenues are derived primarily from licensing of BackWeb Foundation and BackWeb e-Accelerator™ technologies and to a lesser extent from maintenance and support, consulting and training services. Total revenues for the three-months ended September 30, 2001 were $4.5 million, a decrease of approximately $7.2 million or 61.8% from $11.7 million in the three-months ended September 30, 2000. Total revenues for the nine-months ended September 30, 2001 were $16.3 million, a decrease of approximately $15.0 million or 48.0% from $31.3 million in the nine-months ended September 30, 2000. The decreases were primarily due to a decrease in license sales and to a lesser extent a decrease in service revenue.

     Customers outside of the United States accounted for 79.5% of revenues in the three-months ended September 30, 2001 compared to 66.0% of revenues in the three-months ended September 30, 2000. Customers outside of the United States accounted for 73.7% of revenues in the nine-months ended September 30, 2001 compared to 47.8% of revenues in the nine-months ended September 30, 2000. Excluding indirect revenues from our OEM customers, revenues arising outside of the United States accounted for 21.2% in the three-months ended September 30, 2001 compared to 27.4% of revenues in the three-months ended September 30, 2000. Excluding indirect revenues from our OEM customers, revenues arising outside of the United States accounted for 38.8% in the nine-months ended September 30, 2001 compared to 52.7% of revenues in the nine-months ended September 30, 2000. One OEM accounted for 53.3% and 44.3% of our revenues in the nine-months ended September 30, 2001 and 2000, respectively.

     License revenues were $2.6 million or 58.8% of revenues in the three-months ended September 30, 2001 compared to $9.5 million or 80.8% of revenues in the three-months ended September 30, 2000. License revenues were $10.6 million or 65.4% of revenues in the nine-months ended September 30, 2001 compared to $24.7 million or 79.0% of revenues in the nine-months ended September 30,

2000. The decreases in license revenues as a percentage of total revenues were primarily due to the decrease in license revenues versus previous fiscal quarters. Service revenues were $1.8 million or 41.2% of revenues in the three-months ended September 30, 2001 compared to $2.2 million or 19.2% of revenues in the three-months ended September 30, 2000. Service revenues were $5.6 million or 34.6% of revenues in the nine-months ended September 30, 2001 compared to $6.6 million or 21.0% of revenues in the nine-months ended September 30, 2000. The increase in service revenues as a percentage of total revenues was primarily due to the decrease in license revenues versus previous fiscal quarters.

     During the three-months ended September 30, 2001 the Company entered into a series of commercial agreements with Red Bend Ltd. (formerly Emony Ltd.) in which the Company has an investment (see footnote number 2 of the Condensed Consolidated Financial Statements — Selected Balance Sheet Detail “Long-term Investments and Other Assets.”) The Company licensed its BackWeb® Foundation™ product to Red Bend Ltd. for a fee in the aggregate amount of $500,000 of which $350,000 was recognized as direct license revenue in the three-months ended September 30, 2001 with the remaining $150,000 to be recognized as direct license revenue in the three-months ending March 31, 2002. The Company also entered into a technical support contract with Red Bend Ltd. in the amount of $90,000, which will be recognized ratably over the period of one year. The Company licensed a Red Bend Ltd. software product for integration internally to streamline the ability of the Company to deliver BackWeb Foundation “client” updates. The Company licensed the software for $500,000 and paid in full the liability in November 2001. The Company has capitalized this software and will amortize it in accordance with its established depreciation policies.

Cost of Revenues

     Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $62,000 or 2.4% of license revenues for the three-months ended September 30, 2001 compared to $57,000 or 0.6% of license revenues for the three-months ended September 30, 2000. Cost of license revenues was $334,000 or 3.1% of license revenues for the nine-months ended September 30, 2001 compared to $137,000 or 0.6% of license revenues for the nine-months ended September 30, 2000. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.1 million, or 61.3% of service revenues, in the three-months ended September 30, 2001 compared to $1.7 million, or 74.5% of service revenues, in the three-months ended September 30, 2000. Cost of service revenues was $4.2 million, or 74.9% of service revenues, in the nine-months ended September 30, 2001 compared to $4.6 million, or 70.0% of service revenues, in the nine-months ended September 30, 2000. The increase in cost of service as a percentage of service revenues was due to reduced levels of consulting revenue.

Operating Expenses

Research and Development, Net

     Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. The Company’s research and development facilities are based in Israel. Research and development expenses were $2.0 million in the three-months ended September 30, 2001 compared to $2.5 million in the three-months ended September 30, 2000. Research and development expenses were $7.2 million in the nine-months ended September 30, 2001 compared to $6.5 million in the nine-months ended September 30, 2000. Research and development expenses were 45.0% and 21.1% of total revenue in the three-months ended September 30, 2001 and 2000, respectively and were 44.0% and 20.7% in the nine-months ended September 30, 2001 and 2000, respectively. Research and development expenses increased as a percentage of revenue principally due to reduced levels of license and service revenue.

Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada and Europe. Sales and marketing expenses were $5.4 million in the three-months ended September 30, 2001 compared to $7.2 million in the three-months ended September 30, 2000. Sales and marketing expenses were $18.7 million in the nine-months ended September 30, 2001 compared to $21.4 million in the nine-months ended September 30, 2000. Sales and marketing expenses were 120.0% and 61.4% of total revenue in the three-month periods ended September 30, 2001 and 2000, respectively and were 114.7% and 68.4% for the nine-month periods ended September 30, 2001 and

2000, respectively. Sales and marketing expenses decreased due to reduced expenses but increased as percentage of revenue due to reduced levels of license and service revenue.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $2.1 million in the three-months ended September 30, 2001 compared to $1.7 million in the three-months ended September 30, 2000. General and administrative expenses were $8.4 million in the nine-months ended September 30, 2001 compared to $5.1 million in the nine-months ended September 30, 2000. General and administrative expenses were 45.9% and 14.4% of total revenue in the three-month periods ended September 30, 2001 and 2000, respectively and were 51.8% and 16.4% for the nine-month periods ended September 30, 2001 and 2000, respectively. Excluding the provision for bad and doubtful debts of $350,000 and ($122,000) for the three-months ended September 30, 2001 and 2000, respectively, the general and administrative expenses were $1.7 million and $1.8 million, respectively. Excluding the provision for bad and doubtful debts of $2.5 million and $222,000 for the nine-months ended September 30, 2001 and 2000, respectively, the general and administrative expenses were $5.9 million and $4.9 million, respectively.

Restructuring Charge

     During the three months ending September 30, 2001, the Company approved a restructuring plan to reduce the workforce, vacate certain facilities, and cancel office service leases. A restructuring charge of $2.8 million was recorded which included $1.3 million related of severance and benefits, $1.4 million related to facility cost, and $100,000 of other related restructuring costs. Please see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Amortization of Goodwill, Other Intangible Assets and Deferred Stock Compensation

     Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation for 1999, the initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of goodwill, intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd., in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our ordinary shares for accounting purposes. Goodwill and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to two and one-half years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization of deferred stock compensation expense was $168,000 and $379,000 for the three-months ended September 30, 2001 and 2000, respectively. Amortization of deferred stock compensation expense was $506,000 and $936,000 for the nine-months ended September 30, 2001 and 2000, respectively.

Finance and Other Income, Net

     Finance and other income, net includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Finance and other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended September 30, 2001, finance and other income was $694,000 compared to $903,000 in the three-months ended September 30, 2000. For the nine-months ended September 30, 2001, finance and other income was $1.9 million compared to $3.2 million in the nine-months ended September 30, 2000.

Write-Down of an Equity Investment

     During fiscal year 2000, the Company invested $3.0 million in certain development companies in Internet centric businesses in which the Company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that this investment has become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company’s management considers to be fair value.

Liquidity and Capital Resources

     As of September 30, 2001 the Company had cash, cash equivalents and short-term investments of $46.7 million, which represents a decrease of $18.0 million as compared to December 31, 2000.

     Net cash used in operating activities was $17.7 million and $8.3 million for the nine-months ended September 30, 2001 and 2000, respectively and was primarily used in funding the operations of the ongoing business needs. Cash provided by investing activities was $21.0 million and $726,000 for the nine-months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities was $770,000 and $17.7 million for the nine-months ended September 30, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of ordinary shares.

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

     As of September 30, 2001, the Company had $5,000,000 in an unused, available line-of-credit facility. See Note 3. “Credit Facilities” to the Condensed Consolidated Financial Statements.

Effective Corporate Tax Rates

     Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our company’s capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 15 - 25% for the next 5 to 8 years depending upon the proportion of foreign ownership of the Company.

     All of these tax benefits are subject to various conditions and restrictions. See “Risk Factors” — “Any future profitability may be diminished if tax benefits from the state of Israel are reduced or withheld.” There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through September 30, 2001, we have not yet used the tax benefits for which we are eligible. See “Risk Factors”.

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

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the “new rules”), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the new rules is expected to result in an increase in net income of approximately $1.6 million for fiscal 2002 (approximately $0.04 per share based on the shares outstanding as of September 30, 2001). During the fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and intangible assets recorded as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and the financial position of the Company.

Risk Factors

     The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

We recently instituted a cost restructuring plan and cannot guarantee its success

     On July 2, 2001, we announced a restructuring plan that was intended to reduce the Company’s cost structure. The restructuring plan includes the reduction of workforce, vacating certain facilities, and canceling of office service leases as a result of employee terminations and office consolidation. We cannot guarantee that the restructuring plan will have the intended result of decreasing our cost structure to anticipated levels. Further, the loss of personnel could result in our inability to provide satisfactory service to our existing customers, to compete for and take advantage of new business opportunities, or to maintain or increase our market share. Any of these results would have a material adverse effect on our business and our operating results.

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

We have a history of losses and we expect future losses

     We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2001. We incurred net losses of $28.8 million for the nine-months ended September 30, 2001, $19.2 million for the year ended December 31, 2000, $11.5 million for the year ended December 31, 1999, and $14.6 million for the year ended December 31, 1998. As of September 30, 2001, we had an accumulated deficit of approximately $97.0 million. We will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate in the dot-com market based on Internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

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

Our BackWeb Foundation platform and applications are new and it is unclear if they will achieve market acceptance

     We do not know if our products will be successful. The market for Internet communications solutions is in its infancy, and we are not certain that our target customers will widely adopt and deploy our technology throughout their networks. Even if our products are effective, our target customers may not choose them for technical, cost, support or other reasons. Our future growth depends on the commercial success of BackWeb Foundation and applications developed upon BackWeb Foundation, such as the BackWeb e-Accelerator, BackWeb Push Application Server™ and BackWeb Shadow™.

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

Our quarterly operating results are subject to fluctuations and seasonality

     Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, inter alia:

•	demand for our products and services;

•	the timing and mix of sales of our products and services;

•	loss of customers;

•	changes in the growth rate of Internet usage;

•	delays in introducing new products and services;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and,

•	economic conditions generally as well as those specific to the Internet and related industries.

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectation of public market analysts and investors.

If we increase operating expenses, our business may suffer if we do not correspondingly increase revenues

     We may need, but in light of our restructuring do not presently plan, to significantly increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities, improve operational and financial systems, develop new distribution channels and fund greater levels of research and development. If we do not significantly increase our revenues to meet these increased expenses, our business will suffer.

Our growth may suffer because of the difficulties in implementing our products

     The use of our products by our customers often requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable (whether due to our restructuring or otherwise) to expand our implementation services personnel or subcontract these services to qualified third parties.

If we lose a major customer, our revenues could suffer because of our customer concentration

     We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenues would be adversely affected. In the nine-months ending September 30, 2001 one OEM customer accounted for approximately 53% of our total revenues. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one End-user customer represented 13% of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenues to vary significantly

     To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. Even after purchase, our customers tend to deploy BackWeb Foundation applications slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer’s network environment; and the quantity of hardware and the degree of hardware configuration necessary to deploy our products.

Failure to expand our sales and marketing organizations could limit our growth

     If we fail to substantially expand our direct and indirect sales and marketing operations in our existing markets (whether due to our restructuring or otherwise), our growth will be limited. We plan to hire additional sales personnel as needed to meet market demand. Currently, we believe we will need to significantly expand our sales and marketing organization. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in the Internet communications market is intense.

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

We may experience difficulties managing our expected growth and geographic dispersion

     Our ability to successfully offer products and services and to implement our business plan in the rapidly evolving Internet communications market requires an effective planning and management process. We may need, but because of our restructuring do not presently plan, to increase the scope of our operations domestically and internationally and to grow our headcount substantially depending on market conditions.

     Any such growth, together with any growth in future operations and geographic dispersion, would place a significant strain on our management systems and resources. We may need, but because of our restructuring do not presently plan, to improve our financial and managerial controls and reporting systems and procedures, and expand, train and manage our work force worldwide.

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

Our proprietary technology may be subject to infringement claims

     Substantial litigation regarding intellectual property rights exists in the software industry. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segment overlaps. Third parties may make a claim of infringement against us with respect to our products and technology. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays; or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

We do not have sufficient insurance to cover all potential product liability and warranty claims

     Our products are integrated into our customers’ networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability and E&O insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

Our business could suffer if we lose the services of key personnel

     We may need, but because of our restructuring do not presently plan, to hire a significant number of additional sales, support, marketing, and research and development personnel in fiscal 2001 and beyond to increase our revenues. If we fail to attract qualified personnel or retain current employees, including our executive officers and other key employees, our revenues may not increase and could decline because of these factors, as well as because of the reduction in workforce associated with our restructuring. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel

     We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as certain executive offices are located in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Inflation in Israel and any devaluation of the NIS against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be negatively affected by fluctuations in the exchange rate between the U.S. dollar and the NIS. If Israel’s economy is hurt by a high inflation rate, our operations and financial condition could suffer.

Any future profitability may be diminished if tax benefits from the state of Israel are reduced or withheld

     Pursuant to the Law for the Encouragement of Capital Investments Act 1959, the Israel Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or a portion of these tax benefits are reduced. These tax benefits may be cancelled in the event of changes in Israeli government policies or if we fail to comply with requisite conditions and criteria. Currently the most significant conditions which we must continue to meet include making specified investments in fixed assets, maintaining the development and production nature of our facilities, and financing of at least 30% of these investments through the issuance of capital stock.

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

     We have been informed by our legal counsel in Israel, Naschitz, Brandes & Co., that there is doubt as to the enforceability of civil liabilities under U.S. securities laws in original actions instituted in Israel. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment is no longer appealable;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

     Even if the above conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;

•	there was no due process;

•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•	the judgment is at variance with another judgment that was given in the same matter between the same parties and which is still valid; or

•	at the time the action was brought in the foreign court a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

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

Our Board of Directors can authorize and expand the number granted under our 1996 Israeli Employee Stock Option Plan

     Under Israeli law, our Board of Directors may authorize additional shares to be issued under our 1996 Israeli Employee Stock Option Plan. Such action does not require an amendment to such plan or shareholder approval under Israeli law (but may in certain cases, require approval under the rules applicable to companies listed on the NASDAQ Stock Market). The Board’s ability to expand the number of shares to be granted under such plan is governed by and limited by the fiduciary duties of each Board member under Israeli corporate law and the remaining number of our authorized shares which are not outstanding. Any such Board actions may result in dilution to the ownership interest of existing shareholders.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At Registrant’s Annual Meeting of Shareholders on August 1, 2001, our shareholders voted on and approved the following proposals:

     1. To elect the following directors for three-year terms as Class II Directors:

	For	Withheld

Charles Federman	27,327,095	76,236
William L. Larson	27,327,095	76,236

     2. To authorize, as required by Israeli law, the compensation of the Registrant’s Chief Executive Officer for the fiscal year 2001:

For:	12,623,308
Against:	460,012
Abstain:	21,828
Not Voted:	14,298,183

     3. To approve the grant of stock options to members of the Registrant’s Board of Directors, as required by Israeli law:

For:	12,624,374
Against:	455,979

Abstain:	24,795
Not Voted:	14,298,183

     4. To approve an amendment to the Registrant’s 1998 U.S. Employee Stock Option Plan to remove the limitation that no eligible person may be granted, in any fiscal year, options to purchase more than 166,666 Ordinary Shares of the registrant, and to ratify the Plan as amended and restated:

For:	12,179,977
Against:	910,122
Abstain:	15,049
Not Voted:	14,298,183

     5. To increase the aggregate number of Ordinary Shares available under the Registrant’s 1998 U.S. Employee Stock Option Plan and 1996 Israeli Employee Stock Option Plan by 2,500,000 Ordinary Shares effective as of June 30, 2001:

For:	12,198,155
Against:	895,673
Abstain:	11,320
Not Voted:	14,298,183

     6. To ratify the appointment of Ernst & Young International as Registrant’s independent auditors for the fiscal year ending December 31, 2001, and to authorize the Board to enter into an agreement to pay the fees of the independent auditors:

For:	27,336,183
Against:	60,998
Abstain:	6,150
Not Voted:	0

The following directors’ term of office continued after the Annual Meeting: Joseph Gleberman, Eli Barkat, Leora Rubin Meridor and Gil Shwed. In October 2001, Leora Rubin Meridor resigned from the Board of Directors of the Registrant for personal reasons.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

3.1	Articles of Association of Registrant*
3.2	Memorandum of Association of Registrant (English translation)*
4.1	Specimen of Ordinary Share Certificate*
4.2	Fourth Amended and Restated Rights Agreement*
4.3	Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders*
10.23	Convertible Loan Agreement, entered into as of August 1, 2001, by and between Emony Ltd. and BackWeb Technologies Ltd., among others
10.24	Series B1 Warrant, issued by Emony Ltd. to BackWeb Technologies Ltd., dated August 6, 2001
10.25	Promissory Note, issued by Emony Ltd. to BackWeb Technologies Ltd., in amount of $500,000, dated August 6, 2001
10.26	OEM Agreement between Emony Ltd. and BackWeb Technologies Ltd., effective date August 29, 2001
10.27	Amendment No. 1 to OEM Agreement between Red-Bend Ltd. (formerly Emony Ltd.) and BackWeb Technologies Ltd., effective date September 28, 2001
10.28	Master Software License and Services Agreement between Emony Ltd. as Licensor and BackWeb Technologies Ltd. as Licensee, effective date August 29, 2001, and Order Form in connection therewith

Exhibit No.	Description

10.29	Alliance Agreement between Pricewaterhouse Coopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001**
10.30	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.**

*	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

**	Confidential treatment requested. The confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three-months ended September 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

Date: November 13, 2001	By:	/s/ CHRISTOPHER C. MARSHALL

Christopher C. Marshall Vice President of Finance and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of Registrant*
3.2	Memorandum of Association of Registrant (English translation)*
4.1	Specimen of Ordinary Share Certificate*
4.2	Fourth Amended and Restated Rights Agreement*
4.3	Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders*
10.23	Convertible Loan Agreement, entered into as of August 1, 2001, by and between Emony Ltd. and BackWeb Technologies Ltd., among others
10.24	Series B1 Warrant, issued by Emony Ltd. to BackWeb Technologies Ltd., dated August 6, 2001
10.25	Promissory Note, issued by Emony Ltd. to BackWeb Technologies Ltd., in amount of $500,000, dated August 6, 2001
10.26	OEM Agreement between Emony Ltd. and BackWeb Technologies Ltd., effective date August 29, 2001
10.27	Amendment No. 1 to OEM Agreement between Red-Bend Ltd. (formerly Emony Ltd.) and BackWeb Technologies Ltd., effective date September 28, 2001
10.28	Master Software License and Services Agreement between Emony Ltd. as Licensor and BackWeb Technologies Ltd. as Licensee, effective date August 29, 2001, and Order Form in connection therewith
10.29	Alliance Agreement between PricewaterhouseCoopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001**
10.30	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.**

*	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

**	Confidential treatment requested. The confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission.