Form 10-K
period 2001-12-31
BACKWEB TECHNOLOGIES LTD
filed 2002-04-01
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26241

BACKWEB TECHNOLOGIES LTD.

(Exact name of registrant as specified in its charter)

Israel	77-0436149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3 Abba Hillel Street, Ramat Gan, Israel	52136
(Address of principal executive offices)	(Zip Code)

(972) 3-6118800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares, NIS 0.03 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Based on the closing sales price of March 1, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $27,225,538. As of March 1, 2002, registrant had outstanding 38,872,292 shares of Ordinary Shares.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

BACKWEB TECHNOLOGIES LTD.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2001

      This Annual Report on Form 10-K contains express or implied forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include those discussed elsewhere in this Form 10-K in the Section entitled “Risk Factors.” Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements is based.

      This Report also contains data related to the portal market. These market data have been included in studies published by the market research firms of International Data Corporation, the META Group and The Gartner Group, as well as US Bancorp Piper Jaffray. These data include projections that are based on a number of assumptions, including, but not limited to, increasing worldwide use of business or enterprise portals and the growth in the number of portal users. If any of these assumptions is incorrect, actual results may differ from the projections based on those assumptions.

PART I

Item 1.     Business

General

      BackWeb Technologies Ltd. (“BackWeb” or the “Company”) is a leading provider of critical communications infrastructure software and application-specific software that enable companies to communicate and distribute business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. BackWeb® technology also enables companies to leverage their enterprise portal by ensuring that critical portal content is automatically distributed to users across the enterprise even when a user is offline.

      Our BackWeb ProactivePortal™ solution aims to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, thereby increasing the usage of, and maximizing the return on investment (or ROI) for, enterprise portals. Our BackWeb e-Accelerator™ application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. Thus, for example, sales and service organizations, partners and resellers, and call centers can collect and distribute key data to customers, partners, and employees, keeping them updated and with confidence that users will interact with the data through alerts and notification features. Our core infrastructure software, BackWeb Foundation™, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

      The Company sells its products primarily through its direct sales force, resellers, systems integrators and OEMs.

      The Company was incorporated in the State of Israel in 1995. The principal executive offices of the Company are located at 3 Abba Hillel Street, Ramat Gan, Israel, 52136. In the United States, the Company’s principal offices are located at 2077 Gateway Place Suite 500, San Jose, California, 95110.

Industry Background

      The Internet has changed the nature of business operations and competition. Companies, their suppliers, customers and employees now have the means to conduct business electronically, commonly referred to as e-business. As a result, it is now possible for new business systems to disrupt established markets virtually overnight. The spread of electronic commerce has endowed business customers and consumers with the ability to change vendors at the click of a button. To compete effectively, companies need to react quickly to changing market conditions, accelerate critical business processes and stay in closer contact with sales people, partners and customers. To address these challenges, companies must be able to effectively communicate the right information to the right people at the right time. Existing Internet communication methods fall short of the requirements of this new business environment, as these methods do not overcome the network congestion, information overload and/or lack of reliability characteristic of today’s networks.

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

      The Web has increasingly become the single point of interaction for the workplace and the requirements for web-based portals have grown to include aggregation and integration of applications, processes and content. Enterprise portals, in particular, are becoming the front-end integration to backend applications, content and communications systems. In a survey conducted, in October 2001, by US Bancorp Piper Jaffray, 87% of respondents agreed that “corporate portals will eventually constitute the main ‘window’ through which users are able to access heterogeneous software applications, along with relevant content [and] analytics.” META Group estimated in October 2001, that 25% of companies had deployed a portal entering 2002 but expected that 85% of companies will do so by 2004 and 90% by 2006.

      In 2001, industry analysts, such as International Data Corporation (“IDC”), Gartner Group and META Group, indicated that the portal market was going to experience significant growth. For example, in 2001, IDC estimated a compounded annual growth rate for the portal market of 55% with vendors’ portal software license and maintenance revenue increasing from $455 million in 2001 to $705 million in 2002. The Gartner Group projects that annual portal software product revenue will grow to more than $1.8 billion in new license revenue by 2005, from $200 million in 1999. Analysts also predicted that three technology capabilities would emerge as “must-have” components for any portal strategy: offline portal access for disconnected users; proactive notifications about critical portal content; and closed loop delivery and reporting system.

      Enterprise portals serve as a key to unified applications access and information and knowledge management across the enterprise and yield tangible ROI, such as improved worker productivity, increased customer satisfaction, and accelerated business velocity. Usage of the enterprise portal has therefore become associated with new levels of efficiency and integration. Portal projects are judged on whether they are being used productively by key employees or partners. To achieve the objectives set for their portals, enterprises must extend their portals to their high-value, revenue generating users, such as executives, sales and field personnel, who are mobile and disconnected. They cannot rely on only a passive Web approach that requires the user to be online to use the portal.

      One of the primary challenges in extending a portal to disconnected users is the need to communicate large amounts of digital data via network connections and resources that are limited. Bandwidth-intensive data, such as sections of websites, audio, video and multimedia presentations, software applications and updates, can overload the constrained network resources of an extended enterprise. Meanwhile, the recipients of large data files are forced to either disrupt their work in progress or to postpone the download of the file. These problems are compounded when users are remote or mobile.

      We believe that in order for the Internet to be used efficiently as an effective communication medium across the extended enterprise, a complementary, more sophisticated infrastructure must be introduced. This new communication infrastructure must:

•	permit the prioritization of communications to ensure that users interact with critical content in a timely manner;

•	provide offline access to critical content with a user experience that is similar, whether a user is online or offline;

•	distribute large amounts of digital data in any format quickly and efficiently to many users with a minimal impact on the network of a company and its extended enterprise;

•	permit tracking of the data distribution and usage of data; and

•	be an extendable system that facilitates the integration of different applications.

Strategy

      Our objective is to establish BackWeb as the leading provider of critical communications infrastructure software. The key elements of this strategy include:

     Become the De-Facto Standard for Critical Portal Communications

      In 2001, the Company re-positioned itself to focus on the enterprise portal space. We intend to establish BackWeb ProactivePortal technology as the leading software system for offline enterprise portal communications and enterprise portal notification. We believe that the adoption of our BackWeb Foundation software and BackWeb e-Accelerator application by leading companies and partners across various industries validates our technology and should facilitate broad market acceptance of our ProactivePortal solution. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our critical communications solution by these companies, as well as their partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb ProactivePortal technology to facilitate its adoption and to increase technological barriers to entry.

     Expand Leadership Position through Strategic Partnerships

      We intend to expand our position in the portal market through our partnerships with leading portal framework vendors and system integrators such as SAP Portals, Inc., IBM, Plumtree Software, Inc. and PwC Consulting. To complement our direct sales force in the United States, Canada and Europe, we will also continue to establish multiple indirect distribution channels worldwide through original equipment manufacturers and large applications vendors. These indirect channels are intended to increase geographic sales coverage and address potential customers that would otherwise be beyond the reach of our direct sales organization.

     Extend Technological Leadership Position

      We intend to continue to devote substantial resources to the development of new and innovative software products and technologies. We believe that our early understanding and penetration of the market for critical communication software has allowed us to establish technological leadership and a time-to-market advantage. We intend to extend our leadership position and build further technological barriers to entry by enhancing the functionality of our current infrastructure software and developing innovative applications on top of it. We intend to leverage our proprietary BackWeb ProactivePortal technology to become the offline portal vendor of choice. In addition, we aim to make our OTML (Offline Tagging Markup Language) technology an industry standard for specifying portal content to be distributed for offline use.

     Leverage Infrastructure Platform to Introduce Multiple Internet Communication Applications

      Our core technology has been designed as an open platform upon which BackWeb, our customers, our partners and third-party vendors can develop critical communication applications that are easy to deploy, can link to any portal framework or Web-based content and to which additional capabilities can easily be added. We actively market and support applications built on top of our infrastructure software. Such applications enable companies to focus the attention of their extended enterprise or geographically dispersed employees, members, organizations, partners and customers on timely, business-critical information. We intend to increase our product offerings by introducing new applications, developed internally and through third parties, targeted at various business functions throughout the extended enterprise.

The BackWeb Solution

      We develop, market and support critical communication software that enables companies to communicate business-critical information to their customers, partners and employees. Our software enables companies to efficiently target, deliver and track the use of sizeable digital data in any format throughout their extended enterprise. Using our products and technology, companies can ensure that the right information reaches the right people at the right time.

      Our products and technology provide the following benefits:

     Network Efficiency and Bandwidth Utilization

      Our unique communications technology enables efficient and reliable distribution of data over IP networks. Our Polite Agent® technology manages the communication between the user desktop and the BackWeb server so that it occurs only when the network connection is idle. This ensures that BackWeb-generated traffic does not interfere with other network traffic on the desktop connection so that the user’s other network applications are not impacted. Our Polite Proxy® server technology adapts BackWeb traffic to utilize available bandwidth on the wide area network, or WAN, connection. Our Polite Neighborcast® technology enables each BackWeb plug-in to serve as an intelligent cache for other BackWeb plug-ins. As a result, data is delivered only once to a local area network, or LAN, after which it is intelligently distributed to neighboring plug-ins, thereby resulting in a fast and efficient distribution of data. Our network efficiency is further enhanced by our ability to reduce redundant network traffic by automatically transmitting only the information that has changed since the user’s previous download. In addition, if a transmission is interrupted, it resumes at the point where it was cut off, thereby eliminating the need to re-send the entire transmission. As a result of these capabilities, data transmission across the extended enterprise is scalable, transparent and efficient.

     Capture Immediate Attention to Critical Information

      Our attention management technology incorporates intelligent notification techniques to address the challenge of capturing attention in a world of growing information overload. Our software increases the effectiveness of communications throughout the extended enterprise by personalizing the distribution of information. For example, the communication can be customized to require the user to acknowledge receipt of the information or to automatically launch a designated application. In addition, not only can business managers determine the recipients of particular information, but recipients can also subscribe to various information sources. These capabilities ensure recipients that the information being received is important to them, and, as a result, significantly increases the likelihood that it will be reviewed and acted upon. In addition, the ability to elicit return responses results in greater effectiveness of the overall communication.

     Close the Loop on the Communications Flow

      Our software enhances the management of critical information throughout the extended enterprise. Companies can readily control the destination, access rights and priority of information being communicated. Business managers can use our software to determine the effectiveness of their communications through reports on delivery, usage and interactions. In addition, our products can close the communication loop by allowing managers to collect feedback from users and process, review and communicate this feedback throughout the extended enterprise. Further, business managers can use our tools to automate the collection and dissemination of information from digital sources such as news feeds, databases, legacy systems and competitors’ websites, resulting in reduced management time and resources dedicated to data acquisition.

Technology and Products

      We currently offer the BackWeb ProactivePortal ServerTM product, the BackWeb e-Accelerator application and BackWeb Foundation software. BackWeb ProactivePortal Server is designed to streamline critical communications and is aimed at maximizing the ROI for enterprise portals by actively delivering critical portal content to users for use when they are offline. BackWeb e-Accelerator provides our customers with packaged applications that incorporate our core technology and leverage the Internet to automatically deliver critical business information to stakeholders across an enterprise without utilizing a portal. We license BackWeb Foundation to customers, developers and independent software vendors, thereby enabling them to integrate their own applications or third-party applications with our infrastructure software platform.

     Technology

      Our infrastructure software platform is powered by three core technologies that we have developed: Polite® Communications, Attention Management and Closed-Loop Reporting.

      Polite Communications. Polite Communications enables the transmission of significant volumes of digital data from BackWeb Polite Communication Servers to BackWeb plug-ins on personal computers through existing networks without interfering with normal network applications and traffic. Polite Communications enables companies to provide any user with rapid communication of bandwidth-intensive data, regardless of whether they utilize high-speed or low-speed data access services. This bandwidth-sensitive delivery is accomplished through the use of various components including the following:

•	Polite Agent monitors the network activity of the plug-in and communicates with BackWeb Polite Communication Servers only when the connection is idle. It is able to interrupt BackWeb communications when other applications request use of the user’s network connection.

•	Polite Proxy allows communication between the BackWeb proxy server and BackWeb Polite Communication Servers only when WAN bandwidth utilization is below a specified threshold. It achieves this by monitoring the wide area network or WAN.

•	Polite Neighborcast enables the automatic transmission of digital data from one BackWeb plug-in to others on the same local area network, or LAN, obviating the need for transmission of the data from the server to each BackWeb plug-in. The transmission from BackWeb plug-in to BackWeb plug-in on the same LAN is a fast, efficient and cost-effective means of disseminating the data.

•	Polite Upstream® enables the automatic transmission of digital data from BackWeb plug-ins to the BackWeb Polite Communication Server when the network connection is idle.

      Polite Communications further improves the efficiency of transmission by reducing the amount of data to be transmitted through various techniques, including:

•	compression of data;

•	updating only the information which has changed since the user’s previous download; and

•	eliminating the need to re-send an interrupted transmission by progressively resuming the transmission at the point where it was interrupted.

      Attention Management. BackWeb products are often used by customers for notification applications, where people need to be notified of time-sensitive or otherwise critical information. Attention Management is an automatic notification system supported by the BackWeb plug-in software on personal computers. When content items are pushed to the personal computer, the BackWeb attention management capability is able to alert users with the information if appropriate for that user and content item. It alerts users to the delivery of business-critical information through a variety of display techniques including Flash Alerts. These techniques enable companies to attract immediate attention to time-sensitive information. Flash Alerts are a particular display technique that can be customized to notify users and, if desired, can allow management to track the usage of the information. For example, the recipient can be required to acknowledge their receipt of the information, or to immediately launch and interact with a designated application. In addition, Attention Management displays can be programmed to play automatically according to specific scheduling and expiration parameters, after which the information and associated data can be automatically purged.

      Closed-Loop Reporting. BackWeb Polite Communications is a two-way technology that allows companies to build a closed-loop communication system for sophisticated standard and custom reporting on users’ interactions with delivered content. Standard reports specify the number of users who received a content item, identify individual users and indicate who interacted with the content and when.

     Products

      BackWeb ProactivePortal Server. In September 2001, we introduced the BackWeb ProactivePortal Server product, which is designed to streamline critical communications and maximize the return on investment for an enterprise portal by actively finding users and delivering crucial portal content to them — whether they are online or offline.

      BackWeb ProactivePortal Server is comprised of 3 major components:

1.	Portal Integration System: a new component that is designed for highly scalable Web content acquisition from corporate portals. The Portal Integration System includes: Content Retrieval, Content Transformation, Content Consolidation and Differencing, and Content Packaging.

           • Content Acquisition

On an on-going basis, the BackWeb ProactivePortal Server logs in as individual portal users, and begins retrieving HTML pages from the portal by using standard HTTP or HTTPS protocols (either secure or non-secure). Each portal page links to more web pages or documents that will be retrieved once the links are identified.

           • Content Transformation and OTML Tags

This involves parsing the portal HTML pages and creating an offline equivalent of the page that will be sent to users. The Content Acquisition Manager retrieves additional pages when it identifies links to more portal pages, external documents or web pages. Since the presentation of portal content sometimes changes, it is necessary to keep the content transformation correct regardless of visual presentation changes. Content transformation is accomplished by embedding special tags to the portal page. These are called Offline Tagging Markup Language or OTML tags. OTML tags control the optimized transformation of the pages for offline viewing. OTML is an extension to HTML, and applications other than our ProactivePortal software, such as the browser, simply ignore the OTML tags.

           • Content Consolidation and Differencing

Although portals include both personalized and non-personalized content, ProactivePortal acquires content in the context of individual users and creates a single personalized information package for each user. Yet a large portion of the content is shared among many users. Since that content may be very large, it is necessary to consolidate shared information so that it can be retrieved and stored once for all targeted users. ProactivePortal stores content in separate information packages that are sent to more than one user. Consolidated content includes documents and web pages.

           • Content Packaging

Once content has been acquired, transformed and consolidated, it is packaged for offline delivery into units called InfoPaks. Packaging includes:

✓	Recording — creates database records for targeting, delivery tracking, user interaction reporting and version control of the content.

✓	Version Differencing — calculates byte-level differences between versions of the content. This process is extremely important when only a small portion of a document is modified (e.g., text was updated on a large presentation).

✓	Compression — allows for optimized storage and communication with users’ plug-ins.

2.	BackWeb Proactive Management Server: a management engine that invokes content integration servers, and then manages the delivery of the content packages to the end users/subscribers. The Proactive Management Server contains:

           • Content Targeting Manager

Stores targeting information about acquired content in the database and dispatches the content for delivery to the end users.

           • BackWeb Subscription Manager

Manages users’ subscriptions to portal content. First, portal developers and administrators can define which portal components (portlets) should be made available offline. Users can then subscribe to portlets for offline access and for notification for critical content. The subscription manger stores all users subscription information.

           • Content Tracking Manager

Tracks who received what content and how they interacted with it. When a user clicks on a link that refers to a document in the offline view or on a notification, the interaction information is recorded by the plug-in and then forwarded to the server when the plug-in reconnects to the server. This information is stored in the server database and can be queried to create offline interaction reports, which can be viewed and exported to the portal’s reporting system and merged with online portal click-through reports.

3.	BackWeb Polite Communication System: a highly scalable content delivery engine to users desktops/ laptops that enables offline access to the portal content via the BackWeb plug-in and the BackWeb Polite Communication Server

The BackWeb Polite Communications System manages delivery of tens through thousands of gigabytes of data every day to end-users via both fat or thin and intermittent connections. The server consults the BackWeb ProactivePortal Server database to find out whether there is new content relevant to the corresponding user. The BackWeb plug-in then begins downloading InfoPaks (Information Packages) incrementally via Polite Communications Server to ensure scalable content delivery. The Polite Communication System includes several key features:

✓	Idle-time communication — interruptible content delivery that activates only when the network connection is idle.

✓	Byte-level differentiation — delivery of modified content. This method determines which content is modified based on the content already stored on the user’s PC and ensures the delivery of only the changes rather than the entire content item.

✓	Polite Neighborcast — distribution of content over a LAN using distributed client-based caching system. This approach reduces the amount of WAN traffic.

      BackWeb e-Accelerator. In December 1998, we introduced BackWeb Sales Accelerator (now BackWeb e-Accelerator), our first packaged application built on BackWeb Foundation. BackWeb e-Accelerator allows companies to keep their extended enterprise equipped with the most up-to-date documents, market information and management announcements by automating the collection and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed employees, resellers, partners and customers to accelerate their business execution and response time to critical changes affecting their business. Components of the BackWeb e-Accelerator include:

           • Content

BackWeb e-Accelerator collects information from different sources: the Internet, intranet sites, databases, applications and legacy systems.

•	Manual Publishing Server

The BackWeb Publishing Server allows content publishers to use a customized browser-based interface to quickly create and distribute targeted critical information to individual users, topics and groups. The published content items have a title and summary and are assigned to one or more topics. They may also contain file attachments and links to online URLs.

•	Automatic Publishing Tools

Content can be published automatically by monitoring directories for new and updated files. Each time an existing file is updated or a new one is added, the BackWeb Publishing Server automatically delivers it to all subscribed and targeted users. Automated publishing can be scheduled based on external events and can be configured to occur when specific users are online.

•	Subscription & Targeting Server

BackWeb Subscription Server allows users to personalize the information received. Users can subscribe to the topics or to content items available in the e-Accelerator to automatically receive additional information published to the topic or to receive updates on an ongoing basis. The BackWeb e-Accelerator is built around a user database that defines user permissions and targeting settings, which determine how information is directed to individual users. By configuring topics, users and groups via the Subscription and Targeting Manager, the BackWeb e-Accelerator administrator can control which user or group has access to publish to which topic/user/group/distribution list, and with what editorial limitations. The administrator can also restrict a user’s ability to target topics, users or groups.

•	Delivery Server

When a user subscribes to a file or a file has been targeted to user, BackWeb delivers the current version of the file, and then automatically delivers all subsequent updates to it. The BackWeb Polite Communication Server makes this automatic information delivery system efficient and practical through its Polite communications. This patented Polite communications technology delivers content in the background, and regardless of the size of delivered files, does not interfere with other network applications in use on the user’s machine.

Developing a high performance communication system for BackWeb required a new communications protocol optimized for automatic delivery of content. This protocol — the BackWeb Polite Agent, which uses the BackWeb Transfer Protocol (BWTP) — allows the BackWeb communication system to offer capabilities not found in other Internet protocols such as HTTP. BWTP is based on UDP rather than TCP. Since UDP alone does not provide a reliable transport mechanism, BWTP implements other reliability mechanisms at the application layer. BWTP was created and optimized for background communication that does not interfere with other applications or communications

•	BackWeb Plug-in

The BackWeb e-Accelerator Browser User Interface is a web browser user interface that provides access to all of the BackWeb e-Accelerator functionality through one interface. The BackWeb Plug-in enables users to work with content while working offline or online. The Plug-in also manages the display of Notifications, and reporting back to the BackWeb Polite Communication Server.

      BackWeb e-Accelerator consists of Enterprise Video Communications, Market Intelligence, Priority Publishing, Rapid Survey and Automated Encyclopedia modules:

•	Enterprise Video Communications leverages existing IT infrastructure investments in streaming media, webcasting and network upgrades, extending its reach with a complete application framework for managing rich content distribution.

•	Market Intelligence automatically monitors, collects and organizes information from Internet or intranet sites to keep users abreast of the latest industry news, competitive announcements and customer information.

•	Priority Publishing (previously referred to as Strategic Publishing) enables users to publish and direct the immediate attention of their constituents to time-sensitive and business-critical information. Editorial rights, publishing and access rights are centrally controlled. The published information can be disseminated to users’ desktops using our Flash Alert technology.

•	Automated Encyclopedia enables a company to create a library of documents or files to which extended enterprise users can subscribe. Once subscribed, these files, and all subsequent updates, are automatically delivered to users.

•	Rapid Survey enables companies to acquire feedback from its users through interactive surveys that collect and analyze information. Companies can publish these surveys through a web-based interface and create questions that have one response, multiple responses or text answers. The published information can be disseminated to users’ desktops using our Flash Alert technology. Users can respond to these surveys quickly and even when they are offline, increasing the response rate and decreasing the response time as compared to other survey techniques.

      BackWeb Foundation. Our infrastructure software platform, BackWeb Foundation, is based on a set of flexible components including BackWeb Polite Communication Server, BackWeb Development Tools, BackWeb Plug-in and BackWeb Add-On Components. These components enable an organization to capture information from virtually any data source, including web sites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver it throughout its extended enterprise. BackWeb Polite Communication Server is a software server that runs on standard hardware servers, and communicates with BackWeb plug-in, our software program operating on personal computers or workstations.

•	BackWeb Polite Communication Server. BackWeb Polite Communication Server communicates with BackWeb plug-ins and is capable of receiving digital data from various sources, such as the Internet, intranet sites, databases, applications and legacy systems and automatically distributes that data to BackWeb plug-ins. The BackWeb Polite Communication Server is highly scalable and optimized to support a large number of plug-ins concurrently. Components of BackWeb Polite Communication Server include:

✓	BackWeb Server Console. A console that allows a system administrator to manage the BackWeb Polite Communication Server and control the information flow across the enterprise through a point-and-click graphical user interface.

✓	BackWeb Polite Proxy Server. A software server that:

—	caches frequently accessed material for a group of BackWeb plug-ins, eliminating the need for redundant data transfers from a company’s server; and

—	monitors the WAN connection and communicates only when the network connection is below a certain threshold.

•	BackWeb Development Tools. BackWeb Development Tools are used to customize the BackWeb Foundation. Components of BackWeb Development Tools include:

✓	BackWeb Server Extension API. An application programming interface that allows companies to integrate the BackWeb Polite Communication Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Polite Communication Server.

✓	BackWeb Automation SDK and Automation Editor. Includes application programming interfaces and a library of BackWeb supplied programs that perform tasks between the BackWeb Polite Communication Server and external data sources.

✓	BackWeb BALI Editor. Our BackWeb Authoring Language Interface Editor is used by companies to create and modify Flash Alerts.

•	BackWeb Plug-in. BackWeb plug-in, our software program operating on personal computer or workstations, operates in the background and communicates with designated BackWeb Polite Communication Servers during the idle time of a user’s network connection, thereby allowing the user to receive data transparently while using other applications without disruption. BackWeb plug-in:

✓	displays information through Flash Alerts and other displays and user interfaces, which may be customized;

✓	provides an application programming interface to enable customer and third-party applications to integrate with BackWeb plug-in; and

✓	can be deployed by a single automatic installation file of less than 100K in size that can be sent to the user via the Internet, e-mail or floppy disk.

•	BackWeb Add-on Components. BackWeb Foundation, our infrastructure software platform, also includes the following add-on components:

✓	BackWeb Enhanced Security Module. Provides encrypted communications between BackWeb Polite Communication Server and BackWeb plug-ins and certificate authentication of data packages. This module incorporates industry standard technologies from RSA Data Security and Verisign.

✓	BackWeb AutoFile Update Manager. Enables the automatic replication of files or file directories from any directory accessible to the BackWeb Polite Communication Server and allows the placement of the replicated files in any location on the user’s system. This module also allows management to have complete flexibility over the organization of information on the user’s desktop.

✓	BackWeb Polite Upstream. Enables BackWeb plug-ins to deliver digital data to BackWeb Polite Communication Servers, such as completed questionnaires or surveys.

Customers

      We sell our products to a broad base of customers from a variety of industries. Our customers generally operate in competitive environments, including financial services (BancBoston Robertson Stephens), technology (Cisco Systems, Inc.) and telecommunications (Nortel Networks). Our customers include industry leaders, such as AT&T Corp., British Telecommunications Plc, Goldman, Sachs & Co., NBC, Siemens, Electronic Data Systems, Ericsson, Fidelity Investments Institutional Services, Co., Guidant, IBM and Logitech, as well as the United States Social Security Administration.

      In 2001 and 2000, one OEM, whose contract with the Company terminated in early 2002, accounted for more than 52% and 27% of our revenues, respectively. We are working to negotiate a new contract with this customer; however, we cannot assure you that we will be able to conclude a new agreement or that we will derive future revenues from this OEM. In 1999, revenues from one end-user customer represented 13% of our revenues.

      For a more complete discussion of related party transactions and their affect on the Company, please refer to Note 8 of the Notes to the Consolidated Financial Statements elsewhere in this Report. For a more complete discussion of external customers transactions by geography, please refer to Note 14 of the Notes to the Consolidated Financial Statements.

Alliances with Business Partners

      In order to accelerate market awareness and acceptance of our products, we have developed cooperative alliances with leading technology vendors, original equipment manufacturers, applications vendors, Internet-based solutions providers, portal framework vendors and system integrators. We believe that these alliances will provide additional marketing and sales channels for our products, will position BackWeb as the offline vendor of choice and will facilitate broad market acceptance for BackWeb’s products. The benefits of this approach include enabling BackWeb to concentrate on its core competencies while allowing the development of applications by business partners and reducing the time-to-market for applications based on BackWeb’s products. As of December 31, 2001, we have signed agreements for business alliances with companies such as SAP Portals, Inc., Plumtree Software, Inc., IBM and PwC Consulting.

Marketing and Sales

     Marketing

      In mid-2001, BackWeb shifted its focus to the portal space with the goal of establishing itself as the leading provider of critical communications infrastructure software. Since then, BackWeb has worked to educate industry analysts, portal framework vendors and integrators, and portal customers about our ProactivePortal technology.

      Our marketing efforts are directed at promoting our solutions and services, creating market awareness and generating leads, with a particular focus on our ProactivePortal technology. In addition, our strategy is designed to promote offline access and notifications as “must-have” technologies for portal implementations, position BackWeb as the leading vendor of choice for such components and leverage the potential growth of the emerging portal market. Our marketing activities include Web seminars, print and Internet advertising and attendance at industry trade show events and trade conferences. We use the Internet to communicate with potential customers, existing customers, partners and others. We also conduct comprehensive public relations programs that establish and maintain relationships with key trade press, business press and industry analysts. We also view our website as an important marketing tool for customer relations and to support our market position through quality content, including providing market information, as well as product and industry trends.

     Sales

      Our sales strategy is to pursue opportunities with large accounts and industry leaders through our direct sales force and to penetrate various targeted market segments through multiple indirect distribution channels and strategic partnerships.

      We maintain direct sales personnel in the United States, Canada and Europe. The direct sales force consists of sales representatives and system engineers.

      We also partner with large applications vendors and systems integrators that serve our target markets. Through these strategic partnerships, we are able to significantly expand our installed base as our products are incorporated into the vendor’s products and systems integrator’s custom-developed applications. This installed base can, in turn, be leveraged by us and our partners to develop and market BackWeb ProactivePortal technology and other additional BackWeb-based applications and products. We are in the early stages of building these channels and currently have entered into written agreements with a limited number of companies. We may not be able to enter into agreements or establish relationships with desired strategic and distribution partners on a timely basis or ensure that such distribution and strategic partners will devote adequate resources to selling our products.

      We believe it is important to have a strong international presence. We have established sales offices in the United States, Canada, United Kingdom and Germany.

Customer Service and Support

      We have a comprehensive service and support organization. Our services are primarily comprised of maintenance, consulting and training. Maintenance is provided to our customers on an annual basis for an additional fee. This maintenance includes remote assistance with configuration and initial set-up of the application, run-time support and software maintenance releases. We also provide consulting, training and on-site installation services. We expect to expand our variety of services both directly and through third-party relationships in order to meet the growing needs of our customers.

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

      In addition, we have actively recruited key computer scientists, engineers and software developers and have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses, net totaled $9.2 million for the year ended December 31, 2001; $8.7 million for the year ended December 31, 2000; and $5.5 million for the year ended December 31, 1999.

Competitive Landscape

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced and expect to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	companies attempting to address the needs of mobile or disconnected users such as Lotus Domino and AvantGo;

•	companies addressing certain other segments of our market such as Marimba and Tibco;

•	sales force automation and enterprise resource planning, or ERP, vendors that may introduce products competitive to our packaged applications; and

•	communications and information management platform companies.

      Additional competition could come from operating system vendors, online service providers, plug-in/ server applications and tools vendors, document management companies and network management vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

      We expect that competition will increase in the near term and that our primary long-term competitors may not have entered the market yet. Increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressure may harm our business. In addition, our market is characterized by rapid technological change, dynamic client needs and frequent introductions of new products and product enhancements, which can make existing products, including ours, obsolete or unmarketable.

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

      Our end-user licenses are designed to prohibit unauthorized use, copying and disclosure of our software and technology in the United States, Israel and other foreign countries. However, these provisions may be unenforceable under the laws of some jurisdictions and foreign countries. Unauthorized third parties may be able to copy some portions of our products or reverse engineer or obtain and use information and technology that we regard as proprietary. Third parties could also independently develop competing technology or design around our technology. If we are unable to successfully detect infringement and/or to enforce our rights to our technology, we may lose competitive position in the market. In addition, some of our licensed users may allow additional unauthorized users to use our software, and if we do not detect such use, we could lose potential license fees.

      Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. We believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. Third parties may claim infringement by us with respect to our products and technology. Any such claims, with or without merit, could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert management’s attention and resources;

•	cause product shipment delays; or

•	require us to enter into royalty or licensing agreements.

      Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business.

Employees

      As of December 31, 2001, we had a total of 180 employees, 177 of whom were full-time employees and 3 of whom were temporary employees. Of the total number of employees, 66 were engaged in research and development, 52 in sales, marketing and business development including 1 temporary employee, 25 in professional services and technical support and 37 in finance, administration and operations, including 2 temporary employees. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

      In addition, 78 of our employees are located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

RISK FACTORS

      The Company operates in a rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks and uncertainties.

      You should consider the following factors, as well as other information set forth in this Report, in connection with any investment in our Ordinary Shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our Ordinary Shares could decline, and you could lose part or all of your investment. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider our forward-looking statements in light of the following risk factors and other information in this Report. If any of the risks described below occurs, our business, results of operation and financial condition could differ from those projected in our forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this Report. You should not place undue reliance on forward-looking statements.

Risks Relating to Our Business

The economic outlook may adversely affect the demand for our current products and the Company’s results of operations

      Current predictions for the general economy indicate uncertain economic conditions. Weak economic conditions may cause a reduction in information technology spending generally. Consequently, there may be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner that may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our Ordinary Shares to decline.

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line

      We have a limited operating history generally and an even more limited history operating the business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995 and did not begin generating revenues until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In 2001, we re-positioned the Company’s products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. We do not know if our new strategic and product focus will be successful. To the extent we do not succeed in generating revenue from licensing our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses

      We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2002. We incurred net losses of approximately $34.7 million for the year ended December 31, 2001, $19.2 million for the year ended December 31, 2000, and $11.5 million for the year ended December 31, 1999. As of December 31, 2001, we had an accumulated deficit of approximately $102.9 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses and expect such expenses to decrease in 2002. As a result, we will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate based on internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

Our quarterly operating results are subject to fluctuations and seasonality

      Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, inter alia:

•	demand for our products and services;

•	internet budget constraints and approval processes of our current and prospective customers;

•	the timing and mix of revenues generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	changes in the growth rate of Internet usage;

•	delays in introducing new products and services;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.

      Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results may be below the expectation of public market analysts and investors.

Our quarterly operating results may depend on a small number of large orders

      We may derive a significant portion of our product license revenues in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may affect operating margins.

If we lose a major customer, our revenues could suffer because of our customer concentration

      We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenues would be adversely affected. In 2001, one OEM customer, whose contract with the Company terminated in early 2002, accounted for more than 52% of our revenues. We are currently in negotiations with this customer for a new contract; however, there can be no assurance that a new contract will be signed or that we will generate revenue from this customer in the future. In addition, in 2001, two other customers together accounted for an aggregate of 11% of our revenues. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one end-user customer represented 13% of our revenues. It is possible that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed

      Our business model generally depends on the sale of our products to new customers as well as on expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers may not acquire additional licenses to expand their use of our products.

      In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licenses of our legacy products, such as Foundation and e-Accelerator, and we anticipate future declines in these licenses. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues will decline and this will likely materially impact adversely our revenue, operating results and stock price.

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

Our failure to adapt to technology trends and evolving industry standards would hinder our competitiveness

      Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. We will need to use leading technologies effectively, continue to develop our technical expertise and enhance our existing products on a timely basis to compete successfully in this industry. We cannot be certain that we will be successful in using new technologies effectively, developing new products or enhancing existing products on a timely basis or that any new technologies or acceptance.

Our inability to integrate our products with other third-party software could adversely affect market acceptance of our products

      Our ability to compete successfully also depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, such as system integrators or portal framework firms. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been open to licensing us rights to build integrations to their products and use their development tools. If any one of them should close their programs’ interface or fail to grant us necessary licenses, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products’ integration with future systems.

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales

      Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000 or certain versions of the Sun Solaris Unix operating systems, and some require the use of third party software. Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may force us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft or Sun Solaris operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

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

We anticipate decreased operating expenses, which could cause our business to suffer if we do not maintain sufficient revenues

      We plan to significantly decrease our operating expenses on a going forward basis, but our revenues must be in alignment with such decreased expenses, or our business will suffer.

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

Factors outside our control may cause the timing of our license revenues to vary from quarter-to-quarter, possibly adversely affecting our operating results

      Applicable accounting policies may cause us to report new license agreements as deferred revenue. We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or customization services, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenues to vary significantly

      To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the efforts of business with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy BackWeb Foundation slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products. We anticipate that we will have a similar situation with the deployment of our ProactivePortal software.

Failure to expand our sales and marketing organizations could limit our growth

      If we fail to substantially expand our direct and indirect sales and marketing operations in our existing markets, our growth will be limited. Currently, we believe we will need to expand our sales and marketing organization for significant revenue growth. We might not be able to hire or retain the kind and number of sales and marketing personnel that could be required because competition for qualified sales and marketing personnel in the Internet communications market is intense.

Failure to develop key strategic relationships could limit our growth

      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key independent software vendors (ISVs), resellers, systems integrators, distribution partners and customers. If we fail to develop these strategic partnerships, our growth could be limited. As of December 31, 2001, we had entered in various alliance, remarketing and partnership agreements with certain portal framework vendors and system integrators. We do not know if these will prove to be successful relationships in the future or if they will result in any material revenue for the Company.

      We depend on strategic relationships and business alliances for continued growth of our business. Our development, marketing and distribution strategies rely increasingly on our ability to form strategic relationships with portal software and other technology companies. If we fail to continue developing these relationships, our growth could be limited. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals and cooperation in product development. Some of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Even where there are written agreements in place, divergence in strategy or change in focus by, or competitive product offerings by, any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

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

Our international operations are subject to additional risks

      Revenues from customers outside the United States represented approximately $14.4 million, or 70% of our total revenues for the year ended December 31, 2001. Our international operations will continue to be subject to a number of other risks, including, but not limited to:

•	laws and business practices favoring local competition

•	compliance with multiple, conflicting and changing laws and regulations

•	longer sales cycles

•	greater difficulty or delay in accounts receivable collection

•	import and export restrictions and tariffs

•	difficulties in staffing and managing foreign operations

•	investing at appropriate levels in foreign operations to compete effectively

•	political and economic instability

      Our international operations also face foreign-currency-related risks. To date, substantially all of our revenues have been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenues may be denominated in foreign currencies, including the NIS, Euro Dollar and British Pound. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

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

Our efforts to protect our proprietary rights may be inadequate

      To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with customers, consultants and vendors. We have not signed such agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach such confidentiality agreements and other protective contracts. We may not become aware of, or have adequate remedies in the event of, such breaches.

      We pursue the registration of some of our trademarks and service marks in the United States and in certain other countries, but we have not secured registration of all our marks. We license certain trademark rights to third parties. Such licensees may not abide by compliance and quality control guidelines with respect to such trademark rights and may take actions that would adversely affect our trademarks.

      We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segment overlaps. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources to defend against any claims relating to proprietary rights, which could materially and adversely affect our financial condition and operations. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price.

Our products may be used in an unintended and negative manner

      Our products are used to transmit information through the Internet. Our products could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data or computer viruses to end-users in the course of delivery. Any such transmission could damage our reputation or could give rise to legal claims against us. We could spend a significant amount of time and money defending against these legal claims.

We may not have sufficient insurance to cover all potential product liability and warranty claims

      Our products are integrated into our customers’ networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability and errors and omissions (“E&O”) insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

We may not have sufficient insurance to cover all potential claims against our officers and directors nor may we be able to renew our directors and officers (“D&O”) insurance policy at a reasonable rate or obtain sufficient coverage

      Although the Company carries D&O insurance, our insurance may not cover all potential claims against our directors and officers. There is no assurance we could renew such policy. As a result, it may be difficult to retain or attract qualified directors or officers.

Our business could suffer if we lose the services of key personnel

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

Terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our Ordinary Shares trade, our financial condition and our results of operations

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations.

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel

      We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. Inflation in Israel and any devaluation of the New Israeli Shekel, or NIS, against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be negatively affected by fluctuations in the exchange rate between the U.S. dollar and the NIS. If Israel’s economy is hurt by a high inflation rate, our operations and financial condition could suffer.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld

      Pursuant to the Law for the Encouragement of Capital Investments, the Israel Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced. These tax benefits may be cancelled in the event of changes in Israeli government policies or if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, maintaining the development and production nature of our facilities, and financing of at least 30% of these investments through the issuance of capital stock.

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

Israeli courts might not enforce judgments rendered outside of Israel that may make it difficult to collect on judgments rendered against us

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

Risks Relating to Our Ordinary Shares

Our stock price has been volatile and could fluctuate in the future

      The market price of our Ordinary Shares has been volatile. We expect our stock price to continue to fluctuate:

•	in response to quarterly variations in operating results

•	in response to announcements of technological innovations or new products by us or our competitors or partners

•	because of market conditions in the enterprise software or portal industry

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors

•	in response to our announcements of strategic relationships or joint ventures

•	in response to sales of our Ordinary Shares

      In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. See the discussion of the Company’s pending legal matter in Item 3 “Legal Proceedings.”

Our continued Nasdaq National Market listing is not assured

      Our Ordinary Shares are presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with The Nasdaq Stock Market, Inc. Among the events which could cause us to have our status as a Nasdaq National Market issuer terminated are:

•	failure to maintain a minimum bid price for the Ordinary Shares of either $1.00 per share or $3.00 per share, depending on, among other things, whether or not tangible net assets for the company are greater than $4 million or stockholders’ equity is greater than $10 million;

•	failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the U.S. Securities and Exchange Commission (SEC); and

•	failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

      Our Ordinary Shares have at times been trading below the $1.00 minimum bid requirement, which could lead to Nasdaq initiating delisting procedures at any time. Our failure to maintain a sufficient number of independent directors on the board of directors to satisfy Nasdaq’s audit committee requirements could also lead to Nasdaq initiating delisting procedures.

      If we lose our Nasdaq National Market status, our Ordinary Shares would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Among other things, our Ordinary Shares would then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock.

Holders of our Ordinary Shares who are United States residents face income tax risks

      There is a substantial risk that we are a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our Ordinary Shares and may cause a reduction in the value of such shares. For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset which produces passive income. Passive income also includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. As a result of our substantial cash position and the decline in the value of our stock, we are a PFIC under a literal application of the asset test that looks solely to market value. If we are a PFIC for U.S. federal income tax purposes, holders of our Ordinary Shares who are residents of the United States (“U.S. Holders”) would be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale of Ordinary Shares.

      The consequences described above can be mitigated if the U.S. Holder makes an election to treat us as a qualified electing fund, or QEF. A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the net capital gain of the QEF as long-term capital gain, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. We have agreed to supply U.S. Holders with the information needed to report income and gain pursuant to a QEF election. The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the Internal Revenue Service, or IRS.

      As an alternative to making the QEF election, the U.S. Holder of PFIC stock which is publicly traded could mitigate the consequences of the PFIC rules by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder’s adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to market gain previously included by the U.S. Holder under the election for prior taxable years.

      All U.S. Holders are advised to consult their own tax advisers about the PFIC rules generally and about the advisability, procedures and timing of their making any of the available tax elections, including the QEF or mark-to-market elections.

Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 40% of our outstanding Ordinary Shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 2.     Properties

      As of December 31, 2001, BackWeb leased approximately 8,500 square feet in a single office building located in Ramat Gan, Israel; approximately 34,000 square feet in a single office building located in San Jose, California; and approximately 8,500 square feet in a single office building in Toronto, Canada. The office space in Ramat Gan, Israel is leased pursuant to a lease that terminates in May 2004. The office space in San Jose, California is leased pursuant to a lease that expires in March 2007. The office space in Toronto, Canada is leased pursuant to a lease that expires in August 2006. In July 2001, we rented an additional 2009 square feet in Toronto pursuant to a lease that expires in July 2002. As of December 31, 2001, BackWeb also rented sales and office space in the following cities:

City	Country

New York City, NY	U.S.A.
Chicago, IL	U.S.A.
McLean, VA	U.S.A.
Atlanta, GA	U.S.A.
Austin, TX	U.S.A.
Paris	France
Swindon	United Kingdom
Amsterdam	Netherlands
Hamburg	Germany

      We believe that our existing facilities are adequate and that additional space will be available as needed.

Item 3.     Legal Proceedings

      On November 13, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between June 8, 1999 and December 6, 2000. The Company, certain of our executive officers and directors, and certain underwriters involved in our initial public offering are named as defendants in the complaint. The complaint alleges that certain conduct of the underwriters in connection with the allocation of shares of our initial public offering violated the federal securities laws. The complaint also alleges that the defendants violated the federal securities laws by issuing a registration statement that contained material misstatements and/ or omissions because it did not disclose the alleged conduct by the underwriters that is at issue in the lawsuit. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. The deadline for defendants to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot provide assurances that this lawsuit will not materially and adversely affect our business, results of operations or our share price.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Ordinary Shares are traded on the Nasdaq National Market under the symbol “BWEB.” Public trading of Ordinary shares commenced on June 8, 1999. Prior to that, there was no public market for the Ordinary Shares. According to the records of the Company’s transfer agent, the Company had approximately 168 shareholders of record as of March 1, 2002. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of shareholders represented by these record holders. The following table sets forth the Nasdaq National Market low and high sales price of the Company’s Ordinary Shares for the periods indicated below:

	Low	High
	Sale Price	Sale Price

2001
Fourth Quarter	$0.64	$1.99
Third Quarter	$0.43	$1.60
Second Quarter	$1.38	$3.33
First Quarter	$1.44	$6.75
2000
Fourth Quarter	$5.75	$11.38
Third Quarter	$10.14	$25.00
Second Quarter	$12.56	$29.94
First Quarter	$31.56	$58.00

      The Company’s policy is to reinvest earnings to fund future growth. Accordingly, the Company has not paid dividends and does not anticipate declaring dividends on its Ordinary Shares in the foreseeable future.

      If we were to distribute cash dividends out of income that had been exempt from tax because of our investment program’s Approved Enterprise status (for description of such status please refer to the section entitled “Effective Corporate Tax Rate” in the Company’s MD&A) such income would become subject to Israeli corporate tax.

      If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid.

      Until May 1998, Israel imposed restrictions on transactions in non-Israeli currency. Those restrictions affected our operations in various ways, and also affected the right of non-residents of Israel to convert into non-Israeli currency amounts they received in Israeli currency. Currently, there are no longer Israeli currency control restrictions on remittances of dividends on the Ordinary Shares (after deduction of withholding tax) or the proceeds from the sale of the Ordinary Shares, and shareholders may freely convert these amounts into non-Israeli currencies and remit these amounts abroad. However, legislation remains in effect, pursuant to which currency controls can be imposed by administrative action at any time.

      In August 2001, BackWeb filed a Registration Statement on Form S-8, pursuant to which BackWeb registered an additional 5,187,919 Ordinary Shares for issuance under the Company’s 1996 Israel Stock Option Plan, 1998 U.S. Stock Option Plan and 1999 Employee Stock Purchase Plan. For each named Plan, the additional shares registered were 1,575,983, 2,843,959 and 767,977, respectively.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

BackWeb Technologies Ltd.

Consolidated Statements of Operations

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Revenues:
License	$13,807	$29,294	$18,514	$7,980	$5,311
Service	6,831	9,052	4,749	1,557	290

Total revenues	20,638	38,346	23,263	9,537	5,601
Cost of revenues:
License	443	249	266	266	182
Service	5,238	6,051	3,911	1,353	796

Total cost of revenues	5,681	6,300	4,177	1,619	978

Gross profit	14,957	32,046	19,086	7,918	4,623

Operating expenses:
Research and development, net	9,230	8,672	5,519	4,555	3,955
Sales and marketing	22,882	28,479	18,876	13,182	12,224
General and administrative	7,546	6,749	3,947	2,505	2,496
Bad debt expense	2,948	731	533	677	485
Restructuring charge	2,825	—	—	—	—
Amortization of goodwill, intellectual property, other intangibles and deferred stock compensation	3,806	11,377	3,640	1,824	557

Total operating expenses	49,237	56,008	32,515	22,743	19,717

Loss from operations	(34,280)	(23,962)	(13,429)	(14,825)	(15,094)
Finance and other income (expense), net	2,037	4,749	1,940	218	132
Write down of an equity investment	(2,500)	—	—	—	—

Net loss	$(34,743)	$(19,213)	$(11,489)	$(14,607)	$(14,962)

Basic and diluted net loss per share	$(0.91)	$(0.52)	$(0.59)	$(6.07)	$(6.96)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	38,225	37,205	19,575	2,408	2,151

	December 31,

	2001	2000	1999	1998	1997

	(U.S. dollars in thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	41,824	64,734	75,607	6,449	6,377
Working capital	37,906	63,916	71,323	1,596	3,024
Total assets	56,512	90,374	86,049	12,701	15,097
Long-term obligations, net of current	—	—	—	327	1,156
Redeemable convertible preferred stock	—	—	—	37,304	25,532
Total shareholders’ equity (net capital deficiency)	46,582	78,430	73,129	(33,178)	(18,915)

(1)	For the calculation of the number of shares, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Unaudited Quarterly Financial Data for 2001 and 2000

      The following are summaries of quarterly financial data for the years ended December 31, 2001 and 2000 as reported by the Company:

	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr

	Unaudited
	(US dollar in thousands, except per share data)
2001
Revenues	7,221	4,575	4,481	4,361
Gross profit	5,373	3,065	3,287	3,232
Net loss	(7,936)	(11,607)	(9,245)	(5,955)
Basic and diluted net loss per share (after amortization)	(0.21)	(0.30)	(0.24)	(0.15)
2000
Revenues	8,903	10,632	11,738	7,073
Gross profit	7,542	8,994	10,007	5,503
Net loss	(2,152)	(9,759)	(1,531)	(5,771)
Basic and diluted net loss per share (after amortization)	(0.06)	(0.26)	(0.04)	(0.15)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on “Risk Factors” that is set forth in Item 1 of Part I of this Form 10-K. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-K.

Overview

      BackWeb Technologies Ltd. (“BackWeb” or the “Company”) is a provider of critical communications infrastructure software and application-specific software that enable companies to communicate and distribute business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. BackWeb® technology also enables companies to leverage their enterprise portal by ensuring that critical portal content is automatically distributed to users across the enterprise even when a user is offline.

      Our BackWeb ProactivePortalTM solution aims to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, thereby increasing usage of the portal and critical communications maximizing the return on investment for enterprise portals. Our BackWeb e-AcceleratorTM application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. Thus, for example, sales and service organizations, partners and resellers, and call centers can collect and distribute key data to customers, partners, and employees, keeping them updated and with confidence that users will interact with the data through alerts and notification features. Our core infrastructure software, BackWeb FoundationTM, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

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

      On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of

Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to intellectual property and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their extended useful lives of two to three years.

      In 2001, the Company re-positioned itself to focus on the enterprise portal space, which market analysts generally expect to be one of the fastest-growing software markets in the foreseeable future. We intend to establish BackWeb ProactivePortal technology as the leading software system for offline enterprise portal communications and enterprise portal ratification. We believe that the adoption of our system BackWeb Foundation, and our BackWeb e-Accelerator application by leading companies and partners across various industries validates our technology and should facilitate broad market acceptance of our ProactivePortal solution. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our critical communications solution by these companies, as well as their partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb ProactivePortal technology to facilitate its adoption and to increase technological barriers to entry. For a further discussion on Strategy see Part I, Item 1. Business, Strategy.

      Since our inception, revenues have been derived primarily from the licensing of our products and to a lesser extent from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of the direct sales force, reseller channel, system integrators and OEM’s.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowances for doubtful debts;

•	Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment;

•	Review of equity investments for impairment.

     Revenue recognition

      We recognize software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

      We derive our revenue from license fees of our products, maintenance, customer training and the rendering of consulting services. Our products are generally sold through the direct sales force, resellers and OEM’s. As described below, management estimates must be made and used in connection with the revenue recognized in any accounting period.

      We license our products on a perpetual and on a term basis. License revenue arising from the sale of perpetual licenses is recognized in the accounting period that the sale takes place. License revenue arising from term licenses is recognized over the contractual term of the license. Management defines a term license that is less than two years from the date of the official order form and sale taking place and revenue arising during this period is ratably recognized over the license period. Management determines a perpetual license that is two years or more, in which case revenue is recognized in the accounting period in which the official order form and sale takes place.

      The determination criterion for the definition of a license sale is when persuasive evidence of an agreement has been delivered, the fee is fixed and determinable and the collection of the resulting receivable is reasonable assured. Delivery generally occurs when the product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our license sale is fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met. The fee is assessed by comparing with the price list and if a discount from the price list is applicable, whether the discount is in accordance with what management believes to be generally acceptable discounts. The principal factors taken into account when giving a discount depend among other reasons, on the volume of licenses in the transaction, the strategic nature of the deal and customer and the future likelihood of further transactions with the same customer. In addition, we assess whether or not collection is reasonably assured. We assess the granting of payment terms associated with the transaction, which are generally 30 to 90 days from the official order form date. In cases where we do not establish reasonable assurance of collection then revenue is recognized only on the receipt of payment. Payment terms outside of these parameters are generally recognized as the fees become due.

      We assess collection based on a number of factors, including past transaction history; credit worthiness of the customer and in some instances a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established at the time the official order form is signed, we defer the fee and recognize revenue at the time collection is made, which is generally upon the receipt of cash.

      For all sales through the direct channel we use a “Software License Service Agreement” (“SLSA”) signed by both parties and an Official order form for each sale made signed by both parties. For sales through a reseller a standard reseller is executed and evidence of orders from customers is supplied before revenue is recognized.

      We recognize maintenance over the contractual period for the maintenance, which is generally one-year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, we value the maintenance as an undelivered element at standard rates and defer this over the contractual maintenance period for revenue recognition purposes. It is optional whether a customer chooses to buy a maintenance contract.

      Our arrangements do not generally include acceptance. However if such an acceptance provision exists, then revenue recognition is deferred until written acceptance of the product has been received from the customer. All agreements we make are non-refundable and non-cancelable.

      We also recognize revenue from consulting activities, which is generally evidenced by a signed “Statement of Work” (“SOW”). A SOW may be time and materials based and the revenue is recognized at the time of invoicing the customer. If an acceptance clause is contained in the SOW, revenue is deferred until written acceptance is obtained from the customer. A “SOW” may also be a fixed bid. Management interprets fixed bids in a similar manner to a SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time the revenue is recognized. The majority of the SOW that are written are based on a time and materials basis.

      Revenue recognition for training to customers is determined when the training has been delivered to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts

      Management reviews on a continuing basis the uncollectibility of the trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade receivables. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors that come to light. Generally a provision will be made when a trade receivable becomes 90 days past due. In exceptional cases a provision after 90 days past due will be waived when in the judgement of management after due diligence with the customer management is confident that the receivable is still collectible and the customer has demonstrated that payment is forthcoming. During the year management provided for approximately $2.9 million of doubtful debt provision arising primarily from the “Internet-centric” business in the “business to consumer” market, that arose primarily as a result of the economic uncertainty leading to certain customers no longer being able to continue business. This provision applied to revenue of which a majority was generated during the fiscal year ending December 31, 2000.

      Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. In the case of contingent liabilities, no provision has been made. This has involved significant management judgment that either management will prevail in the case of litigation or has sufficient insurance to cover an adverse outcome of any such material proceeding. A discussion of the outstanding material litigation is contained in Note 10 of the Notes to the Consolidated Financial Statements.

     Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment

      We assess the impairment of long-lived assets and related goodwill, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value may not be recoverable. The factors we consider important in this assessment include but are not limited to the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of the company.

•	Significant negative industry or economic trends;

      The determination that the carrying value of intangibles, long-lived assets and goodwill arising on the purchase of intellectual property may not be recoverable is based upon the existence of one or more of the above factors. An impairment review based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model is performed to determine the impaired amount that needs to be recorded. Net intangible assets at December 31, 2001 amounted to $3.3 million.

      In 2002, a Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and is not expected to have an effect on the company statement of operations.

      We currently do not expect to record an impairment charge upon completion of the current review being undertaken. There can be no assurance that at the time the review is completed a material impairment charge may have to be accounted for.

     Review of Equity Investments for impairment

      Management has made certain equity investments in other Company’s that it believes are in the interests of the company and it’s strategic objectives. Before the investment(s) are executed, they are approved by the Company’s executive management and the Company’s Board of Director’s. Generally, management designates an executive staff member to either serve on the Board of Directors of the investee as a voting member or as an observer. This process serves management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process while based on reasonably objective evidence supplied by the investee is combined with due diligence sought from general economic trends and indicators. During the year management carried out such reviews and accounted for an impairment charge against one of its equity investments for the full amount of the equity investment in the amount of $2.5 million. Significant management judgment is made when conducting these reviews and future developments in the investee may result in the impairment provision becoming a write-off or reversed to some extent.

Results of Operations

     Revenues

      Our revenues are derived primarily from licensing of BackWeb Foundation, BackWeb e-Accelerator suite and the Push Application Server and to a lesser extent from maintenance, consulting and training services. Total revenues for the twelve months ended December 31, 2001 was $20.6 million, a decrease of approximately $17.7 million or 46% from $38.3 million in the twelve months ended December 31, 2000. Total revenues increased approximately $15.0 million or 64% during 2000 as compared to 1999. The decrease in 2001 and increase in 2000 was due to the volume of license and service revenues. Customers outside of the United States accounted for 70% of revenues in the twelve months ended December 31, 2001 compared to 27.6% and 29.0% of revenues in the twelve months ended December 31, 2000 and 1999, respectively.

      License revenues were $13.8 million or 66.9% of revenues in the twelve months ended December 31, 2001 compared to $29.3 million or 76.4% and $18.5 million or 79.6% of revenues in the twelve months ended December 31, 2000 and 1999, respectively. The decreases in license revenue as a percentage of total revenue were primarily due to decreased license revenue compared to the decrease in service revenue. Service revenues were $6.8 million or 33.1% of revenues in the twelve months ended December 31, 2001 compared to $9.1 million or 23.6% and $4.7 million or 20.4% of revenues in the twelve months ended December 31, 2000 and 1999, respectively.

      In 2001 and 2000, one OEM customer accounted for 52% or $10.7 million and 27% or $10.4 million of our revenues, respectively. In addition in 2001, two other customers together accounted for an aggregate of 11% of our revenues. In 1999, revenues from one end-user customer represented 13% or $3.0 million of our revenues. We expect that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

Cost of Revenues

      Cost of revenues was $5.7 million or 27.5% of revenues for the twelve months ended December 31, 2001 compared to $6.3 million or 16.4% and $4.2 million or 18.0% of revenues for the twelve months ended December 31, 2000 and 1999, respectively. In 2001, the increase in cost of revenues as a percentage of revenues was due to the larger decrease in revenues compared to cost of revenues and the decrease in total dollars was due to the reduction in the services organization. In 2000, the decrease in cost of revenues as a percentage of revenues was due to a larger increase in revenues compared to cost of revenues, and the increase in total dollars was due to the growth of the services organization.

      Cost of license revenues consists primarily of expenses related to media duplication, packaging of products and in 1999 only, amortization of capitalized developed technology (i.e., 1997 Lanacom acquisition related). Cost of license revenues was $443,000 or 3.2% of license revenues for the twelve months ended December 31, 2001 compared to $249,000 or 0.9% of license revenues for the twelve months ended December 31, 2000 and $266,000 or 1.4% of license revenues for the twelve months ended December 31, 1999. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $5.2 million, or 76.7% of service revenues, in the twelve months ended December 31, 2001 compared to $6.1 million or 66.8% of service revenues, in the twelve months ended December 31, 2000 and $3.9 million or 82.4% of service revenues, in the twelve months ended December 31, 1999. The decrease in cost of service revenues in 2001 was primarily due to the reduced level of head count. The increase in cost of service revenues in 2000 was primarily due to the growth of the service organization during 2000. We expect the cost of service revenues to decrease primarily as a result of lower service revenue, reorganization, improved utilization and more effective cost management.

Operating Expenses

     Research and Development, net

      Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities in Israel. Research and development expenses were $9.2 million in the twelve months ended December 31, 2001 compared to $8.7 million and $5.5 million in the twelve months ended December 31, 2000 and 1999, respectively. We expect our research and development expenses will marginally decrease on an absolute basis over the next year as we continue to implement more effective cost management.

     Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees, together with marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada and Europe. Sales and marketing expenses were $22.9 million for the twelve months ended December 31, 2001 compared to $28.5 million and $18.9 million in the twelve months ended December 31, 2000 and 1999, respectively. We expect that sales and marketing expenses will decrease on an absolute basis over the next year due to reorganization and more effective cost management.

     General and Administrative

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services and legal. General and administrative expenses were $7.5 million in the twelve months ended December 31, 2001 compared to $6.7 million and $4.1 million in the twelve months ended December 31, 2000 and 1999, respectively. We expect general and administrative expenses to decrease on an absolute basis as a result of the reorganization and more effective cost management.

     Bad Debt Expense

      The bad and doubtful debt for the years ended December 31, 2001, 2000 and 1999 was $2,948,000, $732,000 and $553,000, respectively. During 2001, management provided for doubtful debts arising primarily from revenues generated in the year ended December 31, 2000. This was due to the “Internet-centric” business in the “business to consumer” market, that arose primarily as a result of the economic uncertainty leading to certain customers no longer being able to continue business.

     Restructuring Charge

      During the three months ending September 30, 2001, the Company approved a restructuring plan to reduce the workforce, vacate certain facilities, and cancel office service leases. A restructuring charge of $2.8 million was recorded which included $1.3 million related to severance and benefits, $1.4 million related to facility cost, and $100,000 of other related restructuring costs. For further information see Note 9 of the Notes to the Consolidated Financial Statements.

Amortization of Goodwill, Intellectual Property, Other Intangibles and Deferred Stock Compensation

      Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation in 1999, initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix Communications Ltd. in June 2000. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Goodwill, intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. The total amortization expense related to one-time write-off of in-process research and development was $8.4 million in June 2000. Amortization expense was $3.8 million for the twelve months ended December 31, 2001 compared to $11.4 million and $3.6 million in the twelve months ended December 31, 2000 and 1999, respectively.

     Finance and Other Income and Expense, Net

      Finance and other income and expenses (net) includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. In addition, the amortization of the fair value of the warrants issued in connection with borrowings from financial institutions is also charged to finance and other income and expense. Finance and other income and expense (net) also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the twelve months ended December 31, 2001, finance and other income was $2.0 million compared to $4.7 million and $1.9 million in the twelve months ended December 31, 2000 and 1999, respectively. The decrease in finance and other income during 2001 was due to the decrease of cash, cash equivalents and short-term investments. The increase in finance and other income during 2000 and 1999 was due to interest income generated from the proceeds of the initial public offering.

     Write-Down of an Equity Investment

      The Company invested during the year ended December 31, 2000 an aggregate of $3.0 million in certain development companies in Internet centric businesses in which the company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that the investment in 3Path, Inc. had become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company’s management considers to be fair value.

     Income Taxes

      As of December 31, 2001, we had approximately $58 million of Israeli net operating loss carry forwards and $2.3 million of U.S. federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The U.S. net operating loss carryforwards expire in various amounts between the years 2011 and 2020. The Israeli net operating loss carryforwards have no expiration date.

Liquidity and Capital Resources

      As of December 31, 2001, the Company had $41.8 million of cash, cash equivalents and short-term investments, which represents a decrease of $22.9 million as compared to December 31, 2000.

      Net cash used in operating activities was $22.2 million and $11.0 million for the twelve-months ended December 31, 2001 and 2000, respectively. Cash provided by investing activities was $17.1 million for the twelve months ended December 31, 2001, and was primarily from proceeds from the sale of short term investments, cash used in investing activities was $5.6 million for the twelve months ended December 31, 2000 and was primarily for capital expenditures, purchase of intellectual property and partially offset by proceeds from the sale of short-term investments. Cash provided by financing activities was $1.2 million and $18.8 million for the twelve months ended December 31, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of Ordinary Shares.

      As of December 31, 2001, the Company had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of establishing additional international operations and other factors. We believe that our current cash balances will be sufficient to fund our operations for at least the next 24 months.

Effective Corporate Tax Rates

      Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our Company’s capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% – 25% for the next 5 to 8 years, depending upon the proportion of foreign ownership of the Company.

      All of these tax benefits are subject to various conditions and restrictions. See “Israeli Taxation and Investment Programs-Law for the Encouragement of Capital Investments Act 1959.” There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through December 31, 2001, we have not yet used the tax benefits for which we are eligible. See Item 1, “Business — Risk Factors.”

Impact of Inflation and Currency Fluctuations

      Most of our sales are in U.S. dollars. However, a large portion of our costs is incurred in relation to our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we operate offices throughout Europe.

      The annual rate of inflation in Israel was 1.0% in 2001, 0% in 2000 and 1.3% in 1999. The NIS was devalued against the U.S. dollar by approximately 9.3% in 2001, -2.7% in 2000, and -17% in 1999. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.416 for one U.S. dollar on December 31, 2001.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the “new rules”), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the new rules is not expected to have an effect on the consolidated operations.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, and thereafter an annual impairment review. At this time the Company has not assessed if it will have a material impact on the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We develop products in Israel and sell them in U.S., Canada, Europe and Israel. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders’

BackWeb Technologies Ltd.

      We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (the “Company”) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Kost Forer & Gabbay

KOST FORER & GABBAY
A Member of Ernst & Young International

Tel-Aviv, Israel

January 29, 2002

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,209	$21,076
Short-term investments	24,615	43,658
Trade accounts receivable, net of allowance for doubtful accounts of $2,957 and $1,038 at December 31, 2001 and 2000, respectively	3,529	8,400
Other accounts receivables and prepaid expenses	2,015	2,370

Total current assets	47,368	75,504
Long-term investments and other long term assets	2,458	4,383
Property and equipment, net	3,356	4,025
Intellectual property and other purchased intangibles, net	3,330	6,462

Total assets	$56,512	$90,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,192	$7,260
Deferred revenue	2,271	3,957
Current portion of shareholders’ loans	—	371

Total current liabilities	9,463	11,588
Accrued severance pay, net	240	243
Long-term deferred revenue	228	113
Commitments and contingencies
Shareholders’ equity:
Series E preferred shares, nominal value NIS 0.03 per share; one share authorized and issued and outstanding at December 31, 2001 and 2000	3,454	3,454
Ordinary shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at December 31, 2001 and 2000; 38,613,328 and 38,047,738 shares issued and outstanding at December 31, 2001 and 2000, respectively	147,114	146,751
Notes receivable from shareholders	(1,235)	(2,486)
Deferred stock compensation	(216)	(890)
Accumulated other comprehensive income (loss)	400	(206)
Accumulated deficit	(102,936)	(68,193)

Total shareholders’ equity	46,581	78,430

Total liabilities and shareholders’ equity	$56,512	$90,374

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
License	$13,807	$29,294	$18,514
Service	6,831	9,052	4,749

Total revenues	20,638	38,346	23,263

Cost of revenues:
License	443	249	266
Service	5,238	6,051	3,911

Total cost of revenues	5,681	6,300	4,177

Gross profit	14,957	32,046	19,086

Operating expenses:
Research and development, net	9,230	8,672	5,519
Sales and marketing	22,882	28,479	18,876
General and administrative	7,546	6,749	3,947
Bad debt expense	2,948	731	533
Restructuring charge	2,825	—	—
In-process research and development write-off and amortization of goodwill, intellectual property and other intangible assets	3,132	10,163	1,498
Amortization of deferred stock compensation	674	1,214	2,142

Total operating expenses	49,237	56,008	32,515

Loss from operations	(34,280)	(23,962)	(13,429)
Finance and other income (expense), net	2,037	4,749	1,940
Write down of an equity investment	(2,500)	—	—

Net loss	$(34,743)	$(19,213)	$(11,489)

Basic and diluted net loss per share	$(0.91)	$(0.52)	$(0.59)

Weighted average number of shares used in computing basic and diluted net loss per share	38,225	37,205	19,575

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

							Accum-
							ulated
					Notes		Other
					Receivable		Compre-
	Preferred Shares		Ordinary Shares		From	Deferred	hensive			Total
					Share-	Stock	Income/	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	holders	Compensation	(Loss)	Deficit	Income/(Loss)	Equity

	(In thousands, except share data)
Balance at January 1, 1999	25,464,111	$3,949	2,518,443	$2,002	$—	$(1,638)	$—	$(37,491)	—	$(33,178)
Conversion of preferred stock to Ordinary Shares	(25,464,110)	(495)	23,090,238	47,770	—	—	—	—	—	47,275
Issuance of Ordinary Shares, net of $8,339 of issuance costs	—	—	6,325,000	67,561	—	—	—	—	—	67,561
Issuance of Ordinary Shares upon exchange of Series E preferred shares	—	—	1,169,242	—	—	—	—	—	—	—
Issuance of Ordinary Shares pursuant to options and warrants exercised	—	—	2,050,479	4,192	—	—	—	—	—	4,192
Notes receivable from shareholders	—	—	—	—	(3,538)	—	—	—	—	(3,538)
Repayment of notes receivable from shareholders	—	—	—	—	222	—	—	—	—	222
Deferred stock compensation	—	—	—	2,608	—	(2,608)	—	—	—	—
Amortization of deferred stock compensation (net) and warrant	—	—	—	168	—	2,142	—	—	—	2,310
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(11,489)	$(11,489)	(11,489)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	—	(226)	—	(226)	(226)

Total comprehensive loss	—	—	—		—	—	—	—	$(11,715)	—

Balance at December 31, 1999	1	3,454	35,153,402	124,301	(3,316)	(2,104)	(226)	(48,980)	—	73,129
Issuance of Ordinary Shares, net of $4,688 of issuance costs	—	—	458,000	14,779	—	—	—	—	—	14,779
Issuance of Ordinary Shares upon exchange of Series E preferred shares	—	—	932,770	—	—	—	—	—	—	—
Issuance of Ordinary Shares pursuant to options and warrants exercised	—	—	1,468,153	4,130	—	—	—	—	—	4,130
Issuance of shares and stock options in respect of Intellectual Property acquisition	—	—	155,914	4,000	—	—	—	—	—	4,000
Forfeiture of restricted shares	—	—	(120,501)	(459)	459	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	371	—	—	—	—	371
Amortization of deferred stock compensation	—	—	—	—	—	1,214	—	—	—	1,214
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,213)	$(19,213)	(19,213)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	20	—	20	20

Total comprehensive loss	—	—	—	—	—	—	—	—	$(19,193)	—

Balance at December 31, 2000	1	3,454	38,047,738	146,751	(2,486)	(890)	(206)	(68,193)	—	78,430
Issuance of Ordinary Shares pursuant to options exercised and exchange of Series E preferred shares, net	—	—	642,669	601	—	—	—	—	—	601
Forfeiture of restricted shares	—	—	(77,079)	(238)	238	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	1,013	—	—	—	—	1,013
Amortization of deferred stock compensation	—	—	—	—	—	674	—	—	—	674
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(34,743)	$(34,743)	(34,743)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	606	—	606	606

Total comprehensive loss	—	—	—	—	—	—	—	—	$(34,137)	—

Balance at December 31, 2001	1	$3,454	38,613,328	$147,114	$(1,235)	$(216)	$400	$(102,936)		$46,581

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities
Net loss	$(34,743)	$(19,213)	$(11,489)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development write-off and amortization of goodwill, intellectual property and other intangible assets	3,132	10,163	369
Amortization of deferred stock compensation and premium on investments	1,136	1,214	3,640
Bad debt expense	2,948	731	533
Depreciation	2,235	906	760
Write down of an equity investment	2,500	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,923	(2,989)	(4,085)
Other accounts receivables, prepaid expenses and other long-term assets	280	(1,265)	(1,680)
Payable to related parties	—	(50)	(254)
Accounts payable and accrued liabilities	(68)	(1,316)	5,219
Deferred revenue	(1,571)	749	1,655
Accrued severance pay, net	(3)	93	57

Net cash used in operating activities	(22,231)	(10,977)	(5,275)

Investing activities
Purchases of property and equipment	(1,566)	(3,300)	(1,361)
Purchases of short-term investments	(27,581)	(21,725)	(64,015)
Proceeds from sales of short-term investments	46,768	34,876	7,000
Purchase of Mobix intellectual property	—	(12,444)	—
Purchases of long term investments	(500)	(3,000)	—

Net cash provided by or (used in) investing activities	17,121	(5,593)	(58,376)

Financing activities
Repayment of bank line of credit	—	—	(2,000)
Repayment of shareholders’ loans	(371)	(452)	(332)
Proceeds from shareholders’ notes receivable	1,013	371	222
Proceeds from issuance of preferred shares, net	—	—	9,915
Proceeds from issuance of Ordinary Shares and exercise of stock options, net	601	18,909	68,215

Net cash provided by financing activities	1,243	18,828	76,020

Net increase or (decrease) in cash and cash equivalents	(3,867)	2,258	12,369
Cash and cash equivalents at beginning of the year	21,076	18,818	6,449

Cash and cash equivalents at end of the year	$17,209	$21,076	$18,818

Supplemental Disclosure of non-cash Investing and Financing Transactions
Conversion of redeemable preferred stock to Ordinary Shares	$—	$—	$47,275

Issuance of Ordinary Shares for notes receivables	$—	$—	$3,538

Issuance of Ordinary Shares in respect of the purchase of Mobix intellectual property	$—	$4,000	$—

Forfeiture of restricted shares	$238	$459	$—

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

      The BackWeb group of companies consist of wholly owned subsidiaries registered as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; BackWeb Technologies S.a.r.l., a French corporation. The following subsidiaries ceased operation in September 2001 but continue to be wholly owned subsidiaries and registered as BackWeb Technologies A.B., a Swedish corporation and BackWeb K.K. Ltd., a Japanese corporation.

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

Financial Statements in U.S. Dollars

      BackWeb prepares its financial statements in U.S. dollars, which is also BackWeb’s functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the Company’s research and development expenses is generated in New Israeli Shekels (“NIS”). Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional and reporting currency of BackWeb Technologies Ltd. and each of its subsidiaries.

      Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translations.” Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in financial and other income or expense for the years ended December 31, 2001, 2000 and 1999 was a loss of $201,000, a gain of $305,000 and a loss of $117,000, respectively.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Short-Term Investments

      The Company accounts for investments in debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

      Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with all unrealized gains and losses, if any, included as a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium are included in interest income or expense. Realized gains and losses and declines in value of securities judged to be other than temporary have not been material. The cost of securities sold is based on the specific identification method.

     Long-Term Investments

      Investments in non-marketable and other long-term investments in which the Company holds less than 20% are recorded at the lower of cost or estimated fair value, since the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

      The Company periodically assesses the recoverability of the carrying amount of long-term investments and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, in accordance with SFAS No. 121 “Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of.” During 2001, based on a review of the Company’s investments, the Company recorded a non-cash charge of $2.5 million to write-down an equity investment.

     Other Long-Term Assets

      Other long term assets is primarily comprised of security deposits related to leased facilities.

     Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Years

Computer and peripheral equipment	2-3
Office furniture and equipment	3
Leasehold improvements	Over the shorter of term of lease or estimated life

      The Company periodically assesses the recoverability of the carrying amount of property and equipment and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, in accordance with SFAS No. 121 “Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of.” As of December 31, 2001, no impairment losses had been identified.

     Intellectual Property and Other Purchased Intangible Assets

      Intellectual property and other intangible assets acquired in purchase and other transactions are amortized on a straight-line method over the estimated useful lives of the assets between two to three years.

      The carrying value of intellectual property and other purchased intangible assets are periodically reviewed by management in accordance with Accounting Principles Board Opinion (“APB”) No. 17 “Intangible

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets”, based on the expected future undiscounted operating cash flows over the remaining amortization period. As of December 31, 2001, no impairment losses had been identified.

     Revenue Recognition

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

      We license our products on a perpetual and on a term basis. License revenue arising from the sale of perpetual licenses is recognized in the accounting period that the sale takes place. License revenue arising from term license is recognized over the contractual term of the license. Management defines a term license that is less than two years from the date of the official order form and sale taking place and revenue arising during this period is ratably recognized over the license period..

      Revenues are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon delivery of products, which incorporate the Company’s software. Revenues on contracts with resellers are not recognized until software is sold through to the end-user. Royalty revenues are recognized when reported to the Company after delivery of the related products. In addition royalty revenue can arise from the right to use the company products.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

     Research and Development expenses

      Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on BackWeb’s product development process, technological feasibility is established upon the completion of a working model. BackWeb generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2001 BackWeb had recognized all software development costs to research and development expense in the period incurred.

     Advertising Costs

      BackWeb accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2001, 2000 and 1999 were $48,000, $1,849,000 and $528,000, respectively.

     Finance and Other Income and Expense, Net

      Interest and other income was $2,420,000, $4,952,000 and $2,409,000 for the twelve months ended December 31, 2001, 2000 and 1999, respectively. Interest and other expense was $383,000, $203,000 and $469,000 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

     Income taxes

      BackWeb accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax based on assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. BackWeb provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

     Concentration of Credit Risk

      Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade accounts receivable. BackWeb’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. The company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

      BackWeb sells its products to customers primarily in North America and Europe. BackWeb performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral. BackWeb maintains reserves to provide for estimated credit losses. The Company from time to time engages in selling of

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables on a non-recourse basis with established commercial banking institutions. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad and doubtful debts in the years ended December 31, 2001, 2000 and 1999 were $2,948,000, $731,000 and $533,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2001, 2000 and 1999 totaled $1,029,000, $612,000 and $175,000, respectively.

     Net Loss Per Share

      Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus dilutive potential Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share”.

      The following table presents the calculation of the basic and diluted net loss per ordinary share (in thousands, except per share data):

	Year Ended December 31,

	2001	2000	1999

Net loss	$(34,743)	$(19,213)	$(11,489)

Basic and diluted:
Weighted-average shares	38,393	37,307	20,421
Less weighted-average shares subject to repurchase	(168)	(102)	(846)

Shares used in computing basic and diluted net loss per share	38,225	37,205	19,575

Basic and diluted net loss per share	$(0.91)	$(0.52)	$(0.59)

      All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per ordinary share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 10,433,294, 9,822,359 and 7,672,723 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Accounting for Stock-Based Compensation

      BackWeb has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s share options is less than the market price of the underlined shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) are provided in Note 11.

      The Company applies SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options and warrants issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the commitment date.

     Government Grants

      The Company received non-royalty bearing grants from the Government of Israel for funding approved research and development projects. The grants are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs,

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development grants amount to $0, $150,000 and $397,000 in the years ending December 31, 2001, 2000 and 1999, respectively.

     Severance Pay

      BackWeb Technologies Ltd.’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment or a proportional part thereof for a partial year of employment, after the first year of employment. BackWeb Technologies Ltd’s. liability for all of its Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual.

      The funds deposited include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

      Severance expenses relating to Israeli employees for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $856,000, $671,000 and $174,000, respectively.

     Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments.

      The carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair value due to the short-term maturity of such instruments.

      The fair value for marketable securities is based on quoted market prices.

     Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations; and No. 142, Goodwill and Other Intangible Assets (the “new rules”), effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the new rules. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the new rules is not expected to have an effect on the consolidated statement of operations.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. At this time the Company has not assessed if it will have a material impact on the Company.

     Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Short-Term Investments

      The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,

	2001			2000

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Losses	Fair Value

Money market funds	$6,124	$—	$6,124	$15,166	$—	$15,166
Corporate debt securities	18,091	400	18,491	28,698	(206)	28,492

Totals	$24,215	$400	$24,615	$43,864	$(206)	$43,658

      At December 31, 2001, the total amounts of investments due within one year and due after one year through two years were $18,942,000 and $5,673,000, respectively.

      For a discussion with regard to floating charges refer to Note 10.

4.     Property and Equipment, net

      Property and equipment at cost consists of the following (in thousands):

	December 31,

	2001	2000

Computer and peripheral equipment	$3,958	$3,392
Office, furniture and equipment	2,611	2,251
Leasehold improvements	1,150	919

	7,719	6,562
Less: accumulated depreciation	(4,363)	(2,537)

Property and equipment, net	$3,356	$4,025

      Depreciation expense for the years ended December 31, 2001, 2000 and 1999 were $2,235,000, $906,000 and $760,000, respectively.

      For a discussion with regard to floating charges refer to Note 10.

5.     Intellectual Property and Other Purchased Intangible Assets

      On June 27, 2000, the Company completed its acquisition (the “Acquisition”) of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel (“Mobix”), for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement, dated June 4, 2000, among the Company, Mobix and the principal shareholder of Mobix. As consideration in the Acquisition, Mobix received (i) a cash payment of $9.6 million, and (ii) a number of Ordinary Shares of BackWeb equal to $2.9 million in value (based on the average daily closing price of BackWeb Ordinary Shares for the 15 consecutive trading days immediately preceding the closing of the Acquisition) or 155,914 Ordinary Shares. Such shares were deposited in escrow, together with an additional $2.4 million in cash, to satisfy Mobix’s and the principal shareholder’s indemnification obligations and to secure the retention of certain key employees of Mobix, BackWeb also granted a number of stock options valued at $1.1 million to retain two key employees from Mobix. Acquisition costs amounted to $444,000.

      BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intellectual property and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the Acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their expected useful lives of two to three years.

      Intellectual property and other purchased intangible assets are composed as follows:

	Estimated	December 31,
	Useful Life
	(In years)	2001	2000

Intellectual property	3	$5,525	$5,525
Assembled workforce and other intangibles	2	2,700	2,700

		8,225	8,225
Less: Accumulated amortization		(4,895)	(1,763)

Goodwill and other intangibles, net		$3,330	$6,462

      For a discussion with regard to floating charges refer to Note 10.

6.     Long-Term Investments

      The Company was one of a group of lenders (collectively, the “Lenders”) that entered into a Convertible Loan Agreement, dated as of August 1, 2001, by and between Emony Ltd., now called Red Bend Ltd., an Israeli private company, and the Lenders pursuant to which the Lenders granted Emony a convertible loan in the aggregate amount of US$2,150,000 (the “Loan Amount”) for working capital purposes. The Loan Amount bears interest at the LIBOR rate for 6 months loans as quoted by Bank Leumi LeIsrael Ltd. plus 1.5% per annum, compounded monthly, repayable, unless converted, in full on September 20, 2002. The Loan Amount may not be prepaid in whole or in part without the Lenders consent. In the event that Emony closes a financing resulting in a net aggregate cash proceeds of at least $5 million at a price of at least US$1.34, the outstanding portion of the Loan Amount is automatically converted into Series B1 Preferred Shares (the “Preferred Shares”) of Emony at a conversion price of US$1.34 per share. In addition, until such an investment is received, any of the Lenders can demand through the exercise of a warrant granted pursuant to the Loan Agreement to convert its portion of the Loan Amount into such Preferred Shares. The Company’s portion of the Loan Amount was $500,000, for which the Company received the warrant described above and a Promissory Note.

      The first part of this two-part investment in Emony Ltd. occurred on November 1, 2000, when the Company acquired 483,600 shares of Series B Preferred Shares of Emony Ltd. representing approximately 7% of it’s share capital in exchange for payment of $500,000 under the Share Purchase and Shareholders Agreement dated October 10, 2000 between Emony Ltd., the Company and various other investors. Further, under such Share Purchase and Shareholders Agreement, the Company was granted (a) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as maybe purchased in exchange for $500,000, based on a pre-exercise valuation of Emony Ltd. of $10,000,000 on a fully-diluted and as converted basis; and (b) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as may be purchased in exchange for $930,233, based on a pre-exercise valuation of Emony Ltd. of $15,000,000 on a fully-diluted and as converted basis.

      On October 3, 2000, BackWeb acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly DeliverEx, Inc.) representing approximately 12% of its share capital, in exchange for payment of

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2,500,000 under the Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000 between 3Path, Inc., BackWeb and various other investors.

      Long-term investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such investments may not be recoverable. Determination of recoverability is based on an estimated fair value of undiscounted future cash flows resulting from the use of the investment. Impaired long-term investments are reported at the lower of carrying amount of fair value less costs to sell. During 2001 due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that an investment had become impaired and recorded a non-cash charge of $2.5 million to write-down the investment in 3Path, Inc., in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

7.     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2000

Trade accounts payable	$461	$770
Accrued employees compensation and related expense	3,135	1,921
Sales and marketing events	385	377
Restructuring accrual	778	—
Other	2,433	4,192

	$7,192	$7,260

8.     Related Parties

     Shareholders’ Loans

      In 1995, BackWeb signed an agreement (“Founding Agreement”) with its early investors (the “Early Investors”), according to which the Early Investors provided BackWeb with loan (the “loan”) financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan is payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors was converted into a shareholders’ loan on the same terms as the loan. As of December 31, 2000, the loan balance was $371,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments. The loan was fully paid during 2001.

     Services from Affiliates

      BackWeb reimbursed BRM Technologies Ltd. (“BRM”), a related party, for technology and administrative services on the basis of specific cost plus markup and specifically identified expenses at cost. Amounts incurred for these services were approximately $0, $3,000 and $235,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

      BackWeb believes that the amounts charged in connection with the services from the Early Investors and BRM approximate the cost that would have been incurred if BackWeb had incurred these costs internally.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Options

      Pursuant to the Founding Agreement, BackWeb granted to its Early Investors the right to grant stock options for up to 792,167 Ordinary Shares for any person or entity. Through December 31, 2001 options for 762,672 Ordinary Shares have been granted and 39,245 shares remain available. This pool of options has been used by the Early Investors in granting options to employees and consultants of BRM and other related companies.

      Certain shareholders and officers of BackWeb have a controlling interest in BRM, another company deemed to be a related party.

     Revenue from Affiliates

      During 2001, 2000 and 1999, the Company recognized revenue of $350,000, $571,000 and $1,132,500 respectively, related to products licensed to a related party. As of December 31, 2001 and 2000, $0 and $27,900, respectively, is included in trade accounts receivable.

     Purchase with Affiliates

      The Company purchased software from a related party in the amount of $500,000 in the year ended December 31, 2001 that is capitalized and amortized over three years. The software provides a more effective method of compaction, which BackWeb is planning to use in delivery of product updates with customers under maintenance agreements.

9.     Restructuring Charge

      On July 2, 2001 the Company announced a restructuring plan, which was implemented in the three-months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling of office service leases as a result of employee terminations and office consolidation. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)”, and Staff Accounting Bulletin (“SAB”) No 100, “Restructuring and Impairment Charges” the Company recorded a charge of $2.8 million of which approximately $780,000 remains in the accrued liabilities as of December 31, 2001. The $2.8 million restructuring charge consists of $1.3 million of severance and benefit cost, $1.4 million of facility cost and $100,000 related to other related restructuring cost. The $1.3 million charge is related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million restructuring charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001 related to the closure and consolidation of offices in Europe, Japan and the United States.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Commitments and Contingencies

     Leases

      BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2002	$2,793
2003	2,844
2004	2,717
2005	2,665
2006 and after	3,646

$14,665

      Rent expense approximated $3,723,000, $1,628,000 and $918,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Bank Line of Credit

      In December 1998, BackWeb entered into a line of credit agreement with TransAmerica Business Credit Corporation, which provides for formula and nonformula revolving credit loans aggregating up to $6,500,000. The line of credit was secured by substantially all of BackWeb’s assets. Borrowings under the line of credit bear interest at the bank’s prime rate plus 2% – 4%. No amounts were outstanding at December 31, 2001 and 2000. The amount available under the formula loans was limited to the lower of $3,000,000 or an amount equal to 85% of eligible accounts receivable. The amount available under the formula and nonformula loans are $1,500,000 and $2,000,000, respectively. BackWeb elected to terminate the line of credit effective December 31, 2001.

     Contingencies

      From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

      On November 13, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between June 8, 1999 and December 6, 2000. The Company, certain of our executive officers and directors, and certain underwriters involved in our initial public offering are named as defendants in the complaint. The complaint alleges that certain conduct of the underwriters in connection with the allocation of shares of our initial public offering violated the federal securities laws. The complaint also alleges that the defendants violated the federal securities laws by issuing a registration statement that contained material misstatements and/or omissions because it did not disclose the alleged conduct by the underwriters that is at issue in the lawsuit. The complaints seek damages on behalf of all those who purchased or otherwise acquired our securities during the period covered by the complaint. The deadline for defendants to respond to the complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, we could be forced to incur material expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed. As of December 31, 2001 the Company has accrued what it considers to be the appropriate deductible under the insurance policy with regard to legal expenses related for the pending class action.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Floating Charges, Guaranties and Letter of Credit

      The Company also has a floating charge on all of its intellectual property, investments and various property and equipment in favor of a financing institution.

      The Company obtained bank guaranties in the amount of $162,000 in favor of its lessor in Israel.

      In February 2001 a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC) was signed. The letter of credit is with respect to a security deposit for leased offices in the Company headquarters in San Jose, California. The letter of credit extends to the end of the lease in February 2007.

11.     Shareholders’ Equity

     Ordinary Shares

      Ordinary shares subject to future issuance are as follows:

	December 31,

	2001	2000

Exchange of BWC (as defined below) shares (represented by Series E preferred stock) into Ordinary Shares	422,212	493,488
Exercise of outstanding options	10,011,082	9,214,371
Ordinary shares available for grant under stock option plans	4,789,065	1,371,038
Exercise of warrants outstanding to Ordinary Shares	—	114,500

	15,222,359	11,193,397

      Holders of Ordinary Shares have one vote for each ordinary share held on all matters submitted to a vote of shareholders. Such voting rights may be affected by the grant of any special voting rights to the holders of a class of shares with preferential rights that may be authorized in the future. The Company under current Israeli law can not declare and pay a dividend unless it has a positive balance of retained earnings from which the dividend may be declared and paid. If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid. The Company does not intend to pay cash dividends in the foreseeable future.

     Preferred Stock

      The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2001.

      Immediately prior to the completion of the Company’s initial public offering all outstanding shares of Series A, B, C and D preferred stock converted into an aggregate of 23,090,238 Ordinary Shares. At December 31, 2001, one share of Series E preferred stock was outstanding (representing voting rights with respect to 422,212 Ordinary Shares).

      Series E preferred stock was issued to a trustee in connection with the 1997 Lanacom acquisition and represents the voting and exchange rights of the BackWeb Canada Inc. (BWC) exchangeable common shares. The registered holder of the Series E preferred stock is entitled to have a number of votes equal to the number of outstanding exchangeable shares of BWC. The holder of the Series E preferred stock shall not be entitled to receive any dividend declared and paid by BackWeb Technologies Ltd. However, if BackWeb Technologies Ltd. declares such a dividend an equivalent dividend will be declared simultaneously by BWC

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the exchangeable shares. Series E preferred stock shall be canceled when there will be no outstanding exchangeable shares of BWC. The total number of exchangeable common shares as of December 31, 2001 is 422,212.

     Stock Warrants

      On January 17, 2000, RealNetworks Inc. and BackWeb entered into a Securities Purchase Agreement under which RealNetworks Inc. was granted a warrant to purchase up to 114,500 Ordinary Shares of BackWeb at an exercise price of $32.75 per share. The fair value ascribed to the warrant was immaterial. The warrant was not exercised prior to its expiration in June 2001.

     Stock Option Plans

      Under the 1996 Israel Stock Option Plan (the “1996 Israel Plan”), BackWeb is authorized to grant options to purchase Ordinary Shares to its Israeli employees and other eligible participants. Options granted under the 1996 Israeli Plan expire seven years from the date of grant and terminate upon the termination of the option holders employment or other relationship with BackWeb. The options under the 1996 Israel Plan will vest as determined by the Plan Administrator and generally vest over a four-year period. The 1996 Israel Plan does not have a termination date. Stock options cancelled or forfeited are credited back to the stock option pool.

      Under the 1996 U.S. Stock Option Plan (the “1996 U.S. Plan”), BackWeb is authorized to grant incentive stock options to employees and non-statutory stock options to employees, officers, directors and consultants at BackWeb or any other member of the BRM group. Options granted under the 1996 U.S. Plan expire no later than seven years from the date of grant and generally vest over a four-year period. BackWeb is no longer granting options under the 1996 U.S. Plan. In the event of merger, sale or dissolution of the Company, all options will terminate immediately, except to the extent the Successor Corporation assumes the options.

      Under the 1998 U.S. Option Plan (the “1998 U.S. Plan”), BackWeb is authorized to grant incentive stock options to employees and non-statutory stock options and Share Purchase Rights to employees, directors and consultants. Options and Share Purchase Rights under the 1998 U.S. Plan will vest as determined by the Plan Administrator and, if not assumed or substituted by a successor corporation will accelerate and become fully vested in the event of an acquisition of the Company. The exercise price of options and Share Purchase Rights granted under the 1998 U.S. Plan will be as determined by the Plan Administrator, although the exercise price of incentive stock options must not be less than the fair market value of its ordinary share at the date of the grant. Options granted under the 1998 U.S. Plan generally vest over four years. Stock options cancelled or forfeited are credited back to the stock option pool. The Plan Administrator may amend, modify or terminate the 1998 U.S. Plan at any time as long as such amendment, modification or termination does not impair vesting rights of 1998 U.S. Plan participants. The 1998 U.S. Plan will terminate in 2008, unless terminated earlier by the administrator.

      Effective July 1, 2000, the Company has amended the 1998 U.S. Plan and the 1996 Israel Plan (the “Plans”) to adopt an annual increase provision, commonly referred to as an “evergreen” provision, to each of the Plans. These amendments provide for an automatic increase on each anniversary beginning July 1, 2000 in the number of shares authorized for issuance under the Plans equal to the lesser of (a) an aggregate amount equal to 1,960,000, (b) 5% of the outstanding shares on such date, or (c) an amount to be determined by the Board of Directors. The total annual increase will be allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, unless the Board of Directors determines a different allocation. Therefore, for the 1996 Israel Plan, the amount of increase would be equal to the lesser of 588,000 or 1.5% of the outstanding shares of such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount. Also, for the 1998 U.S. Plan the amount of increase would be equal to the lesser of 1,372,000 or 3.5%

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount.

      In addition to the automatic annual increase on July 1, 2000, the Company approved an additional increase in the shares available under the 1998 U.S. Plan and the 1996 Israel Plan to increase the shares available under the Plans by 1,894,622 shares as of June 30, 2000. The total amount of the increase was allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, which are 1,326,235 shares for the 1998 U.S. Plan and 568,387 shares for the 1996 Israel Plan.

      In addition to the automatic annual increase on July 1, 2001, the Company approved an additional increase in the Ordinary Shares available under the 1998 Plan and the 1996 Israel Plan to increase the total Ordinary Shares available under the Plans by an aggregate of 2,500,000 Ordinary Shares, as of June 30, 2001. The total amount of the increase was allocated 60% (that is, 1,500,000 Ordinary Shares) to the 1998 Plan and 40% (that is, 1,000,000 Ordinary Shares) to the 1996 Israel Plan.

      BackWeb introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. BackWeb has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. During 2001, 289,526 total shares were issued of which 119,232 were at $2.81 per share and 170,294 at $0.59 share. As of December 31, 2001 1,679,662 shares were available for grant under the Employee Stock Purchase Plan.

      In February 2001, the Company implemented a voluntary stock option exchange program for its employees. Under the program, each employee was offered the opportunity to cancel all, or part of, outstanding stock options previously granted to them from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options. As promised to the employees the new options were granted after six months and one day from cancellation, the exercise price of the new options was the fair market value as of the new date of grant and the vesting schedule of the new options was unchanged from that of the cancelled options. The new options were granted to the employee only if the employee was continually employed by the Company through the date the new options were granted. Members of the Company’s Board of Directors and its CEO did not participate in this program. An aggregate of 194 employees elected to cancel their options, resulting in the cancellation of options to acquire 3,022,149 Ordinary Shares of the Company. An aggregate of 133 employees were granted new options, resulting in grant of options to acquire 2,340,324 Ordinary Shares of the Company. The stock option exchange program did not have an affect on the Company’s results of operations.

      In October 2001, the Company instituted a company-wide incentive program, granting new options to each employee and the Board under the Company’s 1998 U.S. Plan. With respect to management level employees, at the level of director and above, the Company granted 2,270,000 options at an exercise price of $0.60 per share. For employees at the level of vice president and above the options vest over five years with 12.5% of the Ordinary Shares subject to the option vesting on each of the first four anniversaries of a defined vesting commencement date which is January 1, 2003, and 50% of the Ordinary Shares subject to the option vesting on the fifth anniversary of the vesting commencement date. Options for director-level employees also vest over five years, with 16.6% vesting the first four years and 33.3% vesting in year five. Notwithstanding this vesting schedule, if certain pre-established financial targets are achieved the vesting and exercisability is accelerated 50% on the first anniversary date, 30% on the second anniversary date and 20% on the third anniversary date.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the stock option plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available for	Options	Exercise Price	Average	Value of
	Grant	Outstanding	Per Share	Exercise Price	Option Granted

Balance at December 31, 1998	1,027,220	5,304,813	$0.03 – $ 2.10	$1.32	$0.33
Options authorized	3,600,000	—	—	—
Options granted	(2,688,886)	2,688,886	$1.50 – $38.38	$10.66
Options exercised	—	(2,036,260)	$0.03 – $ 5.79	$2.07
Options canceled	686,308	(686,308)	$0.12 – $27.19	$4.22

Balance at December 31, 1999	2,624,642	5,271,131	$0.03 – $38.38	$5.41	$10.85
Options authorized	3,771,381	—	—	—
Options granted	(6,962,292)	6,962,292	$0.01 – $49.25	$18.00
Options exercised	—	(1,202,246)	$0.03 – $ 8.10	$1.90
Options canceled	1,816,806	(1,816,806)	$0.24 – $42.13	$12.01
Forfeited shares	120,501	—	$1.50 – $ 2.10	1.56

Balance at December 31, 2000	1,371,038	9,214,371	$0.01 – $49.25	$14.11	$19.63
Options authorized	4,419,942	—	—	—
Options granted	(6,899,562)	6,899,562	$0.60 – $ 7.94	$1.17
Options exercised	—	(282,283)	$0.03 – $ 3.00	$0.92
Options canceled	5,820,568	(5,820,568)	$0.12 – $49.25	$17.40
Forfeited shares	77,079	—	$3.00 – $ 3.00	$3.00

Balance at December 31, 2001	4,789,065	10,011,082	$0.01 – $35.00	$3.66	$0.85

      Exercise prices for options outstanding and exercisable as of December 31, 2001 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable As	Average
Exercise Prices	As of 12/31/01	Contractual Years	Exercise Price	of 12/31/01	Exercise Price

$ 0.01 – $ 0.36	308,575	2.03	$0.07	268,252	$0.08
$ 0.60 – $ 0.60	2,955,096	9.10	$0.60	0	$0.00
$ 0.72 – $ 0.76	1,945,903	5.54	$0.76	761,686	$0.76
$ 0.81 – $ 1.97	1,026,758	6.19	$1.34	233,323	$1.35
$ 2.01 – $ 6.30	1,243,246	5.52	$2.93	736,748	$2.54
$ 7.32 – $ 7.32	1,336,070	5.84	$7.32	696,244	$7.32
$ 7.94 – $17.00	310,541	5.87	$10.07	133,014	$9.89
$17.25 – $17.25	830,000	5.65	$17.25	276,666	$17.25
$19.00 – $35.00	54,893	5.40	$19.76	19,628	$20.31

$ 0.01 – $35.00	10,011,082	6.60	$3.66	3,125,561	$4.60

      Options exercisable were 3,125,561, 1,467,982 and 1,330,491 as of December 31, 2001, 2000 and 1999, respectively. No options expired during the three years ending December 31, 2001. During the year ended December 31, 1999 in connection with the grant of certain share options, BackWeb recorded deferred stock compensation of $2,608,000. Such amounts represented the difference between the exercise price and the deemed fair market value of BackWeb’s ordinary share on the date such stock options were granted. Such amount is being amortized based on an accelerated method over the vesting period of the options, generally four years.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, 6,899,562 options were granted at an exercise price equal to market value.

     Restricted Shares Issued for Promissory Notes

      On March 25, 1999, several key employees exercised options for 1,141,333 Ordinary Shares for promissory notes in the aggregate amount of $3,538,000. The notes are full recourse and are secured by the shares, bear interest at a rate in the range of 5.25% to 6% per annum and are payable over the remaining vesting period. The shares are restricted and are subject to a right of repurchase in favor of BackWeb in accordance with the original options’ vesting schedule, which is generally four years. In the year 2001, two remaining payments totaling $222,000 for one employee were extended for one year. Also in 2001, one employee who left the Company forfeited 77,079 unvested restricted Ordinary Shares, which represented $238,000 of a promissory note.

     Accounting for Stock-Based Compensation

      The Company applies the measurement principles of APB 25 and FIN 44 in accounting for its stock option plans. If the compensation expense for options granted for the years ended December 31, 2001, 2000, and 1999 had been determined based on the fair market value at the grant dates as prescribed by SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net loss:
As reported	$(34,743)	$(19,213)	$(11,489)
Pro forma	$(74,440)	$(51,940)	$(15,365)
Pro forma basic and diluted net loss per share	$(1.95)	$(1.40)	$(0.78)

      Because the determination of fair market value of all options granted after the time the Company became a public entity include volatility factors, the above results may not be representative of future periods.

      The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Year Ended December 31,

	2001	2000	1999

Risk-free interest rates	4%	6%	6%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	138%	116%	100%

12.     Backweb Technologies Inc. 401(k) Plan (Plan)

      The Company offers a defined contribution plan for eligible employees in the U.S. During 2001, participants in the Plan are allowed to contribute up to the lower of 25% of their W-2 compensation or $10,500 in the Plan. The participants are 100% vested in the Plan. The Company does not make contributions to the Plan.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes

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

     Tax benefits under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

      BackWeb Technologies Ltd. is currently viewed as qualifying as an “industrial company” under the above law and as such is entitled to certain tax benefits, including accelerated rates of depreciation, deduction of public offering expenses in three equal annual installments and deduction of 12.5% per annum on the purchase of certain intangible property rights.

     Tax benefits under the Law for the Encouragement of Capital Investments, 1959:

      BackWeb Technologies Ltd. production facilities have been granted the status of “Approved Enterprise” by the Israel government under the law for the Encouragement of Capital Investments Act, 1959 (the “Law”) for two separate investment programs. Income derived in Israel from the “Approved Enterprise” entitles BackWeb Technologies Ltd. to tax exemption for a period of two years commencing in the first year that it will earn taxable income. After this BackWeb Technologies Ltd. is entitled to a reduced tax rate of 10% – 25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb). The tax benefit period is limited to the earlier of 12 years from completion of the investment under the plan or 14 years from receiving the approval. Accordingly, the period of benefits relating to these investment programs will expire in the years 2009 through 2014. Thereafter, BackWeb will be subject to the regular corporate tax rate of 36% on its Israel income. Income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate of 36%. As of December 31, 2001 the tax benefit period has not commenced.

      BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income were distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits (currently 25%). As of December 31, 2001, BackWeb is in the process of completing the investments required under the program. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to refund tax benefits already received at that time (inclusive of interest and penalties). The conditions that are specified include inter alia making specified investments in fixed assets, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity.

      As of December 31, 2001, BackWeb had approximately $58 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     U.S. Income Taxes

      At December 31, 2001, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $2.3 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2020.

      Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

     Pretax loss

      Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Domestic (Israel)	$2,361	$1,366	$5,002
Foreign	32,382	17,847	6,487

	$34,743	$19,213	$11,489

      Due to operating losses and the inability to recognize the benefits there from, there is no provision for income taxes for the years ended December 31, 2001, 2000 or 1999.

     Deferred taxes

      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2001	2000

U.S. net operating loss carryforwards	$681	$2,936
Reserves not currently deductible	5,297	3,120
Other, net	—	364

Net deferred assets before valuation allowance	5,978	6,420
Valuation allowance	(5,978)	(6,420)

Net deferred tax assets	$—	$—

      As of December 31, 2001 the Company and its subsidiaries have provided valuation allowances of approximately $6.0 million in respect of deferred tax assets resulting from tax loss carryforwards, tax benefits related to employee stock option exercises, which will be credited to additional paid-in capital when realized, and other temporary differences. For the years ended December 31, 2001, 2000 and 1999, the valuation allowance (decreased)/ increased by ($442,000), $820,000 and $2.5 million, respectively. Management currently believes that since the Company and its subsidiaries have a history of losses, it is more likely than not that those deferred tax deductions will not be realized in the foreseeable future.

14.     Geographic Information and Major Customer

      BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The Company has adopted SFAS No. 131 “Disclosures About Segments

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of an Enterprise and Related Information”. The following is a summary of operations within geographic areas based on the location of the Legal Entity making that sale (in thousands):

	Year Ended December 31,

	2001	2000	1999

Revenues from sales to unaffiliated customers:
North America	$6,695	$20,926	$16,862
Israel	11,809	13,020	6,401
Europe	2,134	4,400	—

	$20,638	$38,346	$23,263

	December 31,

	2001	2000	1999

Long-lived assets:
North America	$2,038	$3,034	$1,277
Israel	5,544	10,254	517
Other	104	199	18

	$7,686	$13,487	$1,812

      Revenues generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to End-customers located in the rest of the world excluding North America and Europe; and OEM sales to all geographic regions.

      Revenue from one customer accounted for 52%, 27% and 13% of total revenue in the year ended December 31, 2001, 2000 and 1999, respectively.

15.     Subsequent Events (unaudited)

      As of January 8, 2002 BackWeb Technologies Europe Limited, a United Kingdom corporation with a branch in Germany was registered and as of January 1, 2002 each of BackWeb Technologies B.V., a Netherland’s corporation, BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation, BackWeb Technologies GmbH, a German corporation and BackWeb Technologies S.a.r.l., a French corporation ceased commercial operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in and no disagreements with our accountants.

PART III

Item 10.     Directors and Executive Officers of the Registrant

A.     Directors and Executive Officers

      Our current directors and designated executive officers are:

Name	Age	Position

Eli Barkat	38	Chairman of the Board and Chief Executive Officer
Charles Federman	45	Director
Joseph Gleberman	44	Director
William L. Larson	45	Director
Isabel Maxwell	51	Director
Gil Shwed	33	Director
Gwen B. Spertell	48	Chief Operating Officer
Christopher C. Marshall	45	Chief Accounting Officer and Vice President of Finance

      Eli Barkat has served as our Chairman of the Board and Chief Executive Officer since 1996. From 1988 to February 1996, Mr. Barkat served as a Managing Director and Vice President of Business Development of BRM Technologies Ltd., a technology venture firm. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition, Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat holds a Bachelor of Science degree in computer science and mathematics from the Hebrew University of Jerusalem. Mr. Barkat serves as a Class III Director, holding office until the Annual Meeting of Shareholders to be held in 2002.

      Charles Federman has served as a director of BackWeb since November 1996. Since January 1998, Mr. Federman has served as Managing Director of BRM Technologies Ltd., a technology venture firm. From 1983 to January 1998, Mr. Federman held various positions at Broadview Associates LLC, a financial advisory company, most recently serving as Chairman. Mr. Federman holds a Bachelor of Science degree from the Wharton School of the University of Pennsylvania. Mr. Federman serves as a Class II Director, holding office until the Annual Meeting of Shareholders to be held in 2004.

      Joseph Gleberman has served as a director of BackWeb since November 1998. Mr. Gleberman is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., an investment banking firm. He joined Goldman, Sachs & Co. in 1982, became a partner in November 1990 and was made a Managing Director in November 1996. Mr. Gleberman serves on the Board of Directors of: aaiPharma Inc., a pharmaceutical service and development organization; IPC Acquisition Corp, a provider of voice trading systems of the financial services industry; and MCG Credit Corporation, a specialty finance company. Mr. Gleberman holds Bachelor of Arts and Master of Arts degrees from Yale University and an MBA degree from Stanford University Graduate School of Business. Mr. Gleberman serves as a Class I Director, holding office until the Annual Meeting of Shareholders to be held in 2003.

      William L. Larson has been a director of BackWeb since September 1997. Since February 2001, Mr. Larson has served as a consultant to various venture capital firms, including Summit Partners. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he has also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to SunSoft, Mr. Larson held various executive positions at Apple Computer and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from Stanford University Law School and the Wharton School of the University of Pennsylvania. Mr. Larson is a member of the California Bar Association and serves on the boards of several technology companies. Mr.

Larson serves as a Class II Director, holding office until the Annual Meeting of Shareholders to be held in 2004.

      Isabel Maxwell has been a director of BackWeb since February 2002. Since March 2001, Ms. Maxwell has served as a consultant to Apax Partners, a private equity investment firm. From February 1997 to March 2001, Ms. Maxwell served as President of Commtouch Software Inc., a global provider of outsourced integrated email and messaging solutions. Ms. Maxwell was a co-founder, and from March 1993 to August 1996, served as the Senior Vice President of Corporate Affairs and International Relations, of The McKinley Group Inc., an Internet directory and search engine company. From August 1996 to October 1996, Ms. Maxwell was an Executive Vice President of Excite, Inc. Ms. Maxwell holds Honor Moderations in Jurisprudence and a B.A. and M.A. in History and Modern Languages from Oxford University. Ms. Maxwell serves as an Outside Director under the Israeli Companies Law for a term expiring on February 28, 2005.

      Gil Shwed has served as a director of BackWeb since March 1999. Since July 1993, Mr. Shwed has served as Chief Executive Officer of Check Point Software Technologies Ltd., a network security and VPN software company, of which he is a co-founder and where he also currently serves as Chairman of the Board. From June 1992 to June 1993, Mr. Shwed served as a Software Manager of Heliogram, a software development company. Mr. Shwed serves as an Outside Director under the Israeli Companies Law for a term expiring on August 23, 2003.

      Gwen Spertell has served as our Chief Operating Officer since September 2000. From December 1997 to August 2000, Ms. Spertell held the position of Senior Vice President at the Company and was responsible for sales, marketing and business development. Prior to joining BackWeb, from 1989 through 1997, Ms. Spertell spent eight years at Oracle Corporation where she served in various management positions and was variously responsible for sales, consulting and alliance development, with her last position at Oracle being Vice President of Global ISV Alliances. Ms. Spertell holds a Bachelor of Arts in Economics from Rutgers University.

      Christopher C. Marshall has served as our Vice President of Finance since August 2000 and as Chief Accounting Officer since July 2001. From January 2000, when he joined BackWeb, until August 2000, Mr. Marshall served as Senior Director–Finance and Corporate Controller. Prior to joining BackWeb, from October 1998 through 1999, Mr. Marshall served as Vice President, Finance and acting CFO of Supercom, Inc., where he was responsible for accounting, treasury, credit banking and finance operations. From July 1997 through September 1998, Mr. Marshall was Vice President, Finance and Corporate Controller at S Vision which company was eventually sold to Compaq Corporation. From October 1995 through June 1997, Mr. Marshall was the Divisional Controller at NEC Technologies in the consumer division where he was responsible for accounting, costing, finance business planning, and sale order management and operations. Mr. Marshall holds a Bachelors of Science in Accounting, Law and Economics from the University College Cardiff in the United Kingdom, a Masters in Mathematics and Business Modeling from University College London and an MBA from the London Business School.

      There are no family relationships between or among any of our directors or executive officers.

B.     Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors and persons who own more than 10 percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to fiscal year 2001, all filing requirements applicable to its officers, directors and 10 percent shareholders were met.

Item 11.     Executive Compensation

      The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, the year that we became a public company, by our Chief Executive Officer; the Company’s two other executive officers; and an additional person who would have been considered as an executive officer but for the fact that he left the Company prior to December 31, 2001 (collectively, our “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					Long Term
			Extraordinary Compensation		Compensation Awards

				Other	Securities
				Extraordinary	Underlying	All Other
Name and Principal Position		Salary($)	Bonus($)	Compensation	Options	Compensation($)

Eli Barkat(1)	2001	$144,000	$0	$0	225,000	$0
Chief Executive Officer	2000	$261,251	$0	$0	750,000	$0
	1999	$220,008	$130,000	$0	350,000	$0
Hanan Miron(2)	2001	$176,250	$13,125	$0	83,200	$8,411
Chief Financial Officer	2000	$213,125	$45,000	$0	148,200	$0
	1999	$166,667	$39,500	$0	316,666	$0
Gwen Spertell(3)	2001	$250,000	$0	$0	434,000
Chief Operating Officer	2000	$228,333	$87,000	$0	166,000	$0
	1999	$197,917	$78,750	$0	0	$0
Christopher Marshall(4)	2001	$170,000	$0	$0	231,800
Vice President, Finance	2000	$143,750	$13,594	$0	211,800	$0
	1999	$0	$0	$0	0	$0

(1)	Mr. Barkat’s base salary for 2001 was $288,000. However, Mr. Barkat voluntarily relinquished the balance of his 2001 base salary as of July 1, 2001. The base salary set forth in the table above for 2001 reflects only base salary actually paid to Mr. Barkat by the Company.

(2)	Mr. Miron joined BackWeb in March 1999 and left the Company in November 2001. Mr. Miron’s other compensation aggregating $8,411 represents accrued vacation paid upon his leaving the Company.

(3)	Ms. Spertell’s base salary shown for the fiscal year ended December 31, 2000, includes a pro-rated amount reflecting a salary increase that accompanied her promotion to Chief Operation Officer as of September 1, 2000.

(4)	Mr. Marshall joined BackWeb in January 2000 and was not paid any compensation by the Company for the fiscal year ended December 31, 1999.

Stock Option Grants in Fiscal 2001

      The following table sets forth each grant of stock options during the fiscal year ended December 31, 2001, to each of the Named Executive Officers in the Summary Compensation Table set forth above. No stock appreciation rights were granted during this period.

      The exercise price of each option was equal to the fair market value of our Ordinary Shares as valued by the Board on the date of grant. Generally, the fair market value of our Ordinary Shares is deemed to be the closing sales price as quoted on the Nasdaq National Market. During 2001, in certain circumstances, in order to account for market conditions, the Board determined the fair market value, and set the exercise price for options it granted, to be equal to the average closing price of our Ordinary Shares during the thirty days preceding the first of the month, if the grant date was between the first and fifteenth of the month or, if the grant date were between the sixteenth and the end of a month, the average closing price of our Ordinary Shares during the thirty days preceding the sixteenth. As a result, there are circumstances in which an option may have an exercise price below the closing sale price of the Company’s Ordinary Shares on the date of grant.

      The exercise price for an option may be paid in cash, check, promissory note, in shares of our Ordinary Shares valued at fair market value on the exercise date, through a cashless exercise procedure involving a same-day sale of the purchased Ordinary Shares, a reduction in Company liability to the optionee or any combination of these methods of payment. We may also finance the option exercise by lending the optionee sufficient funds to pay the exercise price for the acquired Ordinary Shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise, although we did not do such during fiscal 2001.

      The following table presents the grants of stock options to each of our Named Executive Officers under our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan (collectively, the “Option Plans”) during the fiscal year ended December 31, 2001, including the potential realizable value of the options at assumed 5% and 10% extraordinary rates over the term of the option, compounded annually. If the exercise price of an option were below the market price of the Company’s Ordinary Shares at the date of grant, a 0% rate is shown. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will be dependent on the future performance of our Ordinary Shares.

      Percentages shown under “Percent of Total Options Granted to Employees in the Fiscal Year” are based on an aggregate of 6,799,562 options granted to employees of the Company under the Option Plans during the fiscal year ended December 31, 2001.

OPTION GRANTS IN FISCAL 2001

						Potential Realizable Value at
	Number of	Percent of				Assumed Extraordinary Rate of
	Securities	Total Options				Stock Price Appreciation for
	Underlying	Granted to	Exercise or			Option Term
	Options	Employees in	Base Price	Grant	Expiration
Name	Granted	Fiscal Year	($/Share)	Date	Date	0%	5%	10%

Eli Barkat	225,000	3.3%	$1.07	8/1/01	8/1/08	$0	$98,009	$228,403
Hanan Miron	39,345	0.6%	$0.76	8/15/01	2/1/07	$0	$9,139	$20,442
	33,200	0.5%	$0.76	8/15/01	7/1/07	$0	$8,379	$18,946
	10,655	0.2%	$0.76	8/15/01	2/1/07	$0	$2,475	$5,536
Gwen Spertell	59,000	0.9%	$7.94	1/2/01	11/1/07	$(114,460)	$25,542	$210,307
	50,000	0.7%	$0.76	8/15/01	7/1/07	$0	$12,618	$28,532
	63,572	0.9%	$0.76	8/15/01	2/1/10	$0	$24,709	$59,953
	11,428	0.2%	$0.76	8/15/01	2/1/10	$0	$4,442	$10,777
	250,000	3.7%	$0.60	10/1/01	10/1/11	$12,500	$114,695	$271,483
Christopher Marshall	61,800	0.9%	$0.76	8/15/01	7/1/07	$0	$15,596	$35,267
	12,212	0.2%	$0.76	8/15/01	1/10/07	$0	$2,801	$6,255
	67,788	1.0%	$0.76	8/15/01	1/10/07	$0	$15,547	$34,722
	90,000	1.3%	$0.60	10/1/01	10/1/11	$4,500	$41,290	$97,734

      In February 2001, the Company implemented a voluntary stock option exchange program for its employees. The program was implemented to ameliorate, in part, the impact of current financial market conditions on our employees who are critical to the Company’s continued success and creating long-term value for all shareholders. Under the program, each employee was offered the opportunity to cancel all, or part of, outstanding stock options previously granted from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options to be granted at least six months and one day in the future. The exercise price of these new options was to be equal to the fair market value of the Company’s Ordinary Shares as of the date of the grant. The vesting schedule of the new options was to be unchanged from that of the cancelled options. Members of the Board and Eli Barkat, our CEO, did not participate in this program. Messrs. Miron and Marshall did, as well as Ms. Spertell.

      In August 2001, the Company fulfilled its offer by granting new options to employees who had participated in the exchange program at an exercise price of $0.76. Each of the grants set forth in the table above with a grant date of August 15, 2001, represents the grant of new options under this program. For a further discussion of this program, please see Note 11 of the Notes to the Consolidated Financial Statements set forth earlier in this Report.

      In October 2001, the Company instituted a company-wide incentive program to give each of the Company’s employees, who are critical to the Company’s continued success and creating long-term value for all shareholders, an incentive to drive the Company’s success and accelerate profitability and other strategic corporate goals. With respect to management level employees, the Company sought to provide an extra incentive by granting those employees options with the potential for accelerated vesting, if the Company were to meet certain goals defined by the Company’s Board of Directors. Thus, for employees at the level of vice president and above, the options vest over five years with 12.5% of the Ordinary Shares subject to the option vesting on each of the first four anniversaries of a designated vesting commencement date (January 1, 2003), and 50% of the Ordinary Shares subject to the option vesting on the fifth anniversary of the vesting commencement date. Options for director-level employees also vest over five years, with 16.66% vesting the first four years and 33.33% vesting in year five. Notwithstanding this vesting schedule, if, for the fourth quarter of calendar year 2002, the Company’s earnings per share on an operational basis (prior to taking into consideration any special charges) are $0.00 or greater, then 50% of the aggregate amount of the option vests and becomes exercisable upon the first anniversary of the vesting commencement date. In addition, if the Company achieves a 20% or more growth in revenues in each of the next two calendar years and the Company’s earnings per share on an operational basis (prior to taking into consideration any special charges) are greater than $0.00, then, 30% and 20%, respectively, of the remaining options would vest and become exercisable upon the second and third anniversary of the vesting commencement date. In the table above, the options granted to Ms. Spertell and Mr. Marshall with a grant date of October 1, 2001, are part of this program and vest according to the schedule for employees at the level of vice president and above. In February 2002, pursuant to shareholder approval at an Extraordinary General Meeting, Mr. Barkat also was granted options to acquire 725,000 Ordinary Shares as part of this program. Mr. Barkat’s options vest according to the schedule for employees at the level of vice president and above and have an exercise price of $1.32 per Ordinary Share.

      The options granted under the Option Plans generally have a term of seven years from the date of grant. Because the vesting schedule of the options granted on August 15, 2001 was unchanged from that of the canceled options and included vesting that had already occurred as of the date of the new grant, as well as that during the period between cancellation and re-grant, the expiration date for such options is generally less than seven (7) years. Options with a grant date of October 1, 2001, in the table above, are subject to the special vesting schedule described above and have a term of ten (10) years.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year End Option Values

      The following table sets forth options exercised by each of the Named Executive Officers in the Summary Compensation Table, set forth above, during the fiscal year ended December 31, 2001, and the number and value of securities underlying unexercised options held by these Named Executive Officers, as of December 31, 2001.

      Amounts shown under the column “Value Realized” are equal to the fair market value of the Ordinary Shares acquired on the option exercise date, less the exercise price paid for such Ordinary Shares.

      Amounts shown under the column “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the fair market value, i.e., the closing sale price, of our Ordinary Shares at December 31, 2001 (which was $1.35 per Ordinary Share), less the exercise price payable for such Ordinary Shares.

AGGREGATE OPTION EXERCISES IN FISCAL 2001

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Eli Barkat	0	$0	250,000	725,000	$0	$63,000
Hanan Miron	0	$0	143,429	0	$17,389	$0
Gwen Spertell	0	$0	194,399	403,059	$30,729	$230,521
Christopher C. Marshall	0	$0	78,345	223,455	$24,713	$126,449

Employment Agreements

      None of the Named Executive Officers has an employment agreement with the Company.

      In the event of a change-in-control of the Company or a change in responsibilities following a change-in-control of the Company, the vesting schedule for options granted to the Named Executive Officers would be accelerated, and the options would vest in full at the time of the closing of any such transaction.

Compensation of Directors

      Members of the Board of Directors of the Company do not receive cash compensation from BackWeb for the services they provide as directors, although they are reimbursed for certain expenses in connection with attendance at Board and Board Committee meetings. Directors who are not employees of BackWeb generally receive grants of options to purchase BackWeb’s Ordinary Shares when they first join the Board and at each Annual Shareholder Meeting during their term of service, subject to ratification and approval by the Company’s shareholders. The grant date of any such options is the date of the Annual Shareholder Meeting approving such grant, and the exercise price is the Fair Market Value of the Company’s Ordinary Shares, as that term is defined in the Option Plans, which is generally the closing sale price of the Company’s Ordinary Shares on the Nasdaq National Market the day before the Annual Shareholder Meeting approving such grant. In February 2002, pursuant to shareholder approval at an Extraordinary General Meeting, each of the Company’s non-employee directors was also granted options to acquire 50,000 Ordinary Shares as part of the Company-wide incentive program described above, instituted by the Company in October 2001. These options vest according to the schedule for Company employees at the level of vice president and above and have an exercise price of $1.32 per Ordinary Share.

Compensation Committee Interlocks and Insider Participation

      Mr. Federman and Mr. Larson are members of the Compensation Committee of the Company’s Board of Directors. Mr. Federman also serves as the Chairman of 3Path, Inc. (formerly, Deliverex, Inc.). On October 3, 2000, the Company acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (“3Path”), in exchange for payment of $2,500,000 under a Stock Purchase Agreement for Series B Convertible Preferred Stock, dated February 2, 2000, between and among 3Path and certain investors, including BackWeb. Among such investors are also some of our major shareholders, including EliBarkat Holdings Ltd., NirBarkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., Bare, LLC (a company controlled by Mr. Federman) and affiliates of The Goldman Sachs Group, Inc. (affiliates of which are principal shareholders of BackWeb). In addition, BRM Technologies Ltd., of which Mr. Federman is Managing Director, is also a 3Path investor. As a group, such shareholders have a controlling interest in 3Path. Another of our directors, Joseph Gleberman, also serves as a member of the 3Path Board. Gwen Spertell, our Chief Operating Officer, also served as a member of the 3Path Board until November 2001. In the ordinary course of business, the Company has granted 3Path various non-exclusive licenses to use the Company’s programs for 3Path’s business. These transactions were granted on customary commercial terms.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table shows the amount of our Ordinary Shares beneficially owned, as of March 1, 2002, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our current directors, and (iv) our Named Executive Officers and current directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

      Except as indicated below, the address for each listed director and officer is c/ o BackWeb Technologies Ltd., 3 Abba Hillel Street, Ramat Gan 52136, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options or warrants held by such person that are exercisable within 60 days of March 1, 2002, but excludes Ordinary Shares underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 38,872,292 Ordinary Shares outstanding as of March 1, 2002.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.6%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.6%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
NirBarkat Holdings Ltd.(3)	3,352,342	8.6%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
The Goldman Sachs Group, Inc.(4)	3,272,676	8.4%
85 Broad Street New York, New York 10004
United States Trust Company of New York(5)	3,272,677	8.4%
West 47th Street, 25th Floor
New York, New York 10036
Executive Officers and Directors
Eli Barkat(6)	4,213,973	10.8%
Hanan Miron(7)	81,254	*
Gwen Spertell(8)	549,703	1.4%
Christopher C. Marshall(9)	109,328	*
Charles Federman(10)	778,680	2.0%
Joseph Gleberman(11)	3,283,092	8.4%
William L. Larson(12)	17,361	*
Isabel Maxwell	0	*
Gil Shwed(13)	49,999	*
Named Executive Officers and current directors as a group (9 persons)(14)	9,083,390	23.4%

*	Less than 1%

(1)	Eli Barkat, the Company’s Chairman and Chief Executive Officer, substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include 548,131 Ordinary Shares owned directly by Eli Barkat nor do they include 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control.

(2)	Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 198,136 Ordinary Shares owned directly by Mr. Rakavy.

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chief Executive Officer. The shares listed in the table above for NirBarkat Holdings Ltd. do not include 198,133 Ordinary Shares owned directly by Nir Barkat.

(4)	The shares listed in the table above represent 3,272,676 Ordinary Shares owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, including:

•	1,955,591 Ordinary Shares held by GS Capital Partners II, L.P.;

•	777,427 Ordinary Shares held by GS Capital Partners II Offshore, L.P.;

•	72,132 Ordinary Shares held by Goldman, Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II (Germany) Civil Law Partnership (with limitation of liability);

•	278,594 Ordinary Shares held by Stone Street Fund 1996, L.P.; and

•	188,932 Ordinary Shares held by Bridge Street Fund 1996, L.P.

The Goldman Sachs Group, Inc. disclaims beneficial ownership of the Ordinary Shares owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than The Goldman Sachs Group, Inc. and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. Mr. Gleberman, a Managing Director of Goldman, Sachs & Co. and a director of the Company, disclaims beneficial ownership of Ordinary Shares that may be deemed to be beneficially owned by The Goldman Sachs Group, Inc., except to the extent of his direct or indirect ownership in such investment partnerships.

(5)	The shares listed in the table above for United States Trust Company of New York represent the Ordinary Shares beneficially owned by the investment partnerships affiliated with The Goldman Sachs Group, Inc., referenced in footnote (4) above, which entered into a Voting Trust Agreement, dated as of July 1, 1999 (the “Voting Trust Agreement”), with United States Trust Company of New York, as voting trustee (the “Voting Trustee”). Pursuant to the Voting Trust Agreement, the investment partnerships agreed to deposit into the voting trust created under such agreement (the “Voting Trust”) and transfer to the Voting Trustee all Ordinary Shares of BackWeb beneficially owned by the investment partnerships. Under the Voting Trust Agreement, the Voting Trustee, among other things, will vote such Ordinary Shares with the majority of votes cast or, in certain circumstances, in proportion to the votes cast for all other Ordinary Shares outstanding or abstain from voting. Under the Voting Trust Agreement, (i) each investment partnership has the power to dispose or to direct the disposition of the Ordinary Shares deposited by such investment partnership into the Voting Trust, and (ii) each investment partnership has the right to receive all dividends paid on the Ordinary Shares deposited by such investment partnership into the Voting Trust, including securities that are not entitled to vote.

(6)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by

Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 312,500 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(7)	The shares listed in the table for Mr. Miron are Ordinary Shares owned directly by Mr. Miron.

(8)	The shares listed in the table above for Gwen Spertell include options to purchase 234,630 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(9)	The shares listed in the table above for Christopher C. Marshall include options to purchase 109,328 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(10)	The shares listed in the table above for Charles Federman include 539,691 shares held by Bare LLC, an entity substantially controlled by Mr. Federman and options to purchase 10,416 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(11)	The shares listed in the table above for Joseph Gleberman include 3,272,676 shares held by entities affiliated with The Goldman Sachs Group, Inc. and options to purchase 10,416 Ordinary Shares that are exercisable by Mr. Gleberman within sixty days of March 1, 2002. Mr. Gleberman is a Managing Partner of Goldman, Sachs & Co., which is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

(12)	The shares listed in the table above for William L. Larson include options to purchase 17,361 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(13)	The shares listed in the table above for Gil Shwed include options to purchase 49,999 Ordinary Shares that are exercisable within sixty days of March 1, 2002.

(14)	The shares listed in the table above for our Named Executive Officers and directors as a group include 650,000 Ordinary Shares held by two of our Named Executive Officers subject to the right of repurchase in favor of the Company and 744,650 Ordinary Shares held by our Named Executive Officers and directors subject to options which are exercisable within 60 days of March 1, 2002.

Item 13.     Certain Relationships and Related Transactions

     Stock Option Loans

      In March 1999, prior to its initial public offering, the Company made loans to certain executive officers to allow such executive officers to exercise options to purchase Ordinary Shares of the Company. Each loan is evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note is secured by the Ordinary Shares acquired by the executive officers as a result of the option exercise. Generally, each note is to be repaid in equal installments over a four-year period that coincides with the vesting schedule for the underlying options. Each payment is to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as at the date of payment. Payments are due on each anniversary date of vesting schedule of the underlying options. The Company’s current executive officers to whom the loans were made are Eli Barkat and Gwen Spertell. In November 2001, the Compensation Committee of the Company’s Board of Directors approved extending Ms. Spertell’s last two remaining payments for one year with interest continuing to accrue over the extension period. During the year ended December 31, 2001 the largest amount of Mr. Barkat’s and Ms. Spertell’s indebtedness was $2,026,500 and $221,569, respectively.

     Transactions with 3Path, Inc.

      On October 3, 2000, the Company acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly, DeliverEx, Inc.), representing approximately 12% of its share capital, in exchange for payment of $2,500,000 under a Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000, between and among 3Path, Inc. (“3Path”) and other investors, including the Company. BackWeb’s Audit Committee, Board of Directors and shareholders approved the Company’s investment in 3Path. Among the other investors in 3Path are some of our major shareholders, including EliBarkat Holdings Ltd., NirBarkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., Bare, LLC, a company controlled by Charles Federman (who is a BackWeb director), and affiliates of The Goldman Sachs Group, Inc. (affiliates of which are principal shareholders of BackWeb). BRM Technologies Ltd. (“BRM”), of which Mr. Federman is Managing Director, is also an investor in 3Path. As a group, such shareholders have a controlling interest in 3Path. In addition, Mr. Federman serves as chairman of the Board of Directors of 3Path, and Joseph Gleberman, another of our directors, serves as a member of the 3Path Board. Gwen Spertell, our Chief Operating Officer, also served as a member of the 3Path Board until November 2001. In the ordinary course of business, the Company has granted 3Path various non-exclusive licenses to use the Company’s programs for 3Path’s business. These transactions were granted on customary commercial terms. In the third quarter of fiscal 2001, in connection with a review of its long-term investments, the Company recorded a non-cash charge of $2.5 million to write down its investment in 3Path. See discussion in Note 7 of the Notes to the Consolidated Financial Statements elsewhere in this Report. In December 2001, 3Path’s Board and its shareholders declared a 10 for 1 reverse stock split in connection with certain financing provided to it by BRM and Bare, LLC, the result of which, among other things, diluted significantly the Company’s investment in 3Path.

     Shareholders’ Loans

      In 1995, BackWeb signed an agreement (the “Founding Agreement”) with its early investors (the “Early Investors”), according to which the Early Investors provided BackWeb with loan financing in the amount of $500,000 (the “Loan”). The Loan was denominated in NIS and linked to the Israel consumer price index. The Loan was payable at a rate of 2.5% of cumulative consolidated revenues in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors was converted into a shareholders’ loan on the same terms as the Loan. In January 2001, the Loan was fully repaid.

Other

      Please refer to Note 8 of the Notes to the Consolidated Financial Statements elsewhere in this Report.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.     Financial Statements

      The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K:

Page Report of a member of Ernst and Young International, Kost, Forer & Gabbay, Independent Auditors

      Consolidated Financial Statements:

        Balance Sheets as of December 31, 2001 and 2000

        Statements of Operations for the three years ended December 31, 2001, 2000 and 1999

        Statements of Shareholders Equity for the three years ended December 31, 2001, 2000 and 1999

        Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999

        Notes to Consolidated Financial Statements

2.     Financial Statement Schedules

Schedule II	Schedule of Valuation and Qualifying Accounts at December 31, 2001

SCHEDULE II

BACKWEB TECHNOLOGIES, LTD.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2001

		(Dollars in Thousands)		Write-off of
		Balance at	Provision for	Previously	Balance at
		Beginning of	Doubtful	Provided	End of
		Period	Accounts	Accounts	Period

Year Ended December 31, 2001	Allowance for Doubtful Accounts	$1,038	$2,948	$(1,029)	$2,957
Year Ended December 31, 2000	Allowance for Doubtful Accounts	$919	$731	$(612)	$1,038
Year Ended December 31, 1999	Allowance for Doubtful Accounts	$561	$533	$(175)	$919

      Other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.     Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
No.		Description

2.1		Software and Asset Purchase Agreement Among the Registrant, Mobix Communications Ltd and Esther Hemli, dated as of June 4, 2000.(1)
3.1		Articles of Association of Registrant.(2)
3.2		Memorandum of Association of Registrant (English translation).(2)
4.1		Specimen of Ordinary Share Certificate.(2)
4.2		Fourth Amended and Restated Rights Agreement.(2)
4.3		Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders.(2)
10	.1*	1996 Israel Stock Option Plan (English translation).(2)
10	.2*	1996 U.S. Stock Option Plan.(2)
10	.3*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002).
10	.4*	1999 Employee Stock Purchase Plan.(2)
10.5		Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel (English translation).(2)
10.6		Lease Agreement for 34 Tuval Street, Ramat Gan, Israel (English translation).(2)
10.7		Master Lease Agreement for 2077 Gateway Place, Suite 500, San Jose, California.(2)
10.8		Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(2)
10.9		Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit Corporation, dated as of December 24, 1998.(2)
10.10		Voting and Exchange Trust Agreement between BackWeb Technologies Ltd., BackWeb Canada Inc. and the Trust company of Bank of Montreal, dated as of August 8, 1997.(2)
10.11		Fourth Amended and Restated Rights Agreement, dated as of March 24, 1999.(2)
10.12		Agreement and Plan of Acquisition by and among BackWeb Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony Davis, dated as of July 1, 1997.(2)
10	.13†	Software License and Distribution Agreement for Embedded Products, by and between BackWeb Technologies Ltd. and SAP AG, dated March 17, 1999.(2)
10	.14†	Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998.(2)
10.15		Amendment One, dated June 9, 2000, to Software License and Distribution Agreement for Embedded Products, by and between BackWeb Technologies Ltd. and SAP AG, dated March 17, 1999.(4)
10.16		Securities Purchase Agreement, dated as of January 17, 2000 by and between BackWeb Technologies Ltd. and RealNetworks, Inc.(5)
10.17		BackWeb Technologies Ltd. warrant issued January 26, 2000 to RealNetworks, Inc.(6)
10.18		1(ST) Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(7)
10.19		2(ND) Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(7)
10.20		Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.(7)
10.21		Sublease Agreement, as of September 27, 1996, between SSA Canada Corporation, Lanacom Inc. and Confederation Life Insurance Company.(7)
10.22		Amendment to Sublease Agreement, as of June 1, 2000, between Zurich Canadian Holdings Limited, BackWeb Canada, Inc., and BackWeb Technologies Ltd.(7)
10.23		Convertible Loan Agreement, entered into as of August 1, 2001, by and between Emony Ltd. and BackWeb Technologies Ltd., among others.(8)

Exhibit
No.		Description

10.24		Series B1 Warrant, issued by Emony Ltd. to BackWeb Technologies Ltd., dated August 6, 2001.(8)
10.25		Promissory Note, issued by Emony Ltd. to BackWeb Technologies Ltd., in amount of $500,000, dated August 6, 2001.(8)
10.26		OEM Agreement between Emony Ltd. and BackWeb Technologies Ltd., effective date August 29, 2001.(8)
10.27		Amendment No. 1 to OEM Agreement between Red-Bend Ltd. (formerly Emony Ltd.) and BackWeb Technologies Ltd., effective date September 28, 2001.(8)
10.28		Master Software License and Services Agreement between Emony Ltd. as Licensor and BackWeb Technologies Ltd. as Licensee, effective date August 29, 2001, and Order Form in connection therewith.(8)
10	.29**	Alliance Agreement between Pricewaterhouse Coopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001.(8)
10	.30**	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.(8)
10	.31**	Cooperative Marketing Agreement between BackWeb Technologies Inc. and Oblix, Inc., effective December 19, 2001.
10	.32**	Technology & Content Partner Agreement, between SAP Portals, Inc. and BackWeb Technologies, effective December 21, 2001.
10	.33**	Software Remarketing Agreement, between BackWeb Technologies, Inc. and International Business Machines Corporation, dated December 27, 2001.
10	.34**	Plumtree Technology Partner Program Master Agreement, between Plumtree Software, Inc. and BackWeb Technologies, effective date December 19, 2001.
21.1		Subsidiaries of the Registrant.(2)
23.1		Consent of Independent Auditors.

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Current Report on Form 8-K, filed July 10, 2000.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(3)	Incorporated herein by reference to Exhibit 10.16 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed November 14, 2000.

(4)	Incorporated herein by reference to Exhibit 10.15 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed August 14, 2000.

(5)	Incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(6)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(7)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2001.

(8)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	Confidential treatment requested. The confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission.

†	Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

By:	/s/ELI BARKAT

Eli Barkat,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ELI BARKAT Eli Barkat	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002

/s/ CHRISTOPHER C. MARSHALL Christopher C. Marshall	Chief Accounting Officer and Vice President of Finance (Principal Financial Officer)	April 1, 2002

/s/ CHARLES FEDERMAN Charles Federman	Director	April 1, 2002

/s/ WILLIAM LARSON William Larson	Director	April 1, 2002

/s/ JOSEPH GLEBERMAN Joseph Gleberman	Director	April 1, 2002

/s/ GIL SHWED Gil Shwed	Director	April 1, 2002

/s/ ISABEL MAXWELL Isabel Maxwell	Director	April 1, 2002

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Software and Asset Purchase Agreement Among the Registrant, Mobix Communications Ltd and Esther Hemli, dated as of June 4, 2000.(1)
3.1		Articles of Association of Registrant.(2)
3.2		Memorandum of Association of Registrant (English translation).(2)
4.1		Specimen of Ordinary Share Certificate.(2)
4.2		Fourth Amended and Restated Rights Agreement.(2)
4.3		Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders.(2)
10	.1*	1996 Israel Stock Option Plan (English translation).(2)
10	.2*	1996 U.S. Stock Option Plan.(2)
10	.3*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002).
10	.4*	1999 Employee Stock Purchase Plan.(2)
10.5		Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel (English translation).(2)
10.6		Lease Agreement for 34 Tuval Street, Ramat Gan, Israel (English translation).(2)
10.7		Master Lease Agreement for 2077 Gateway Place, Suite 500, San Jose, California.(2)
10.8		Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(2)
10.9		Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit Corporation, dated as of December 24, 1998.(2)
10.10		Voting and Exchange Trust Agreement between BackWeb Technologies Ltd., BackWeb Canada Inc. and the Trust company of Bank of Montreal, dated as of August 8, 1997.(2)
10.11		Fourth Amended and Restated Rights Agreement, dated as of March 24, 1999.(2)
10.12		Agreement and Plan of Acquisition by and among BackWeb Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony Davis, dated as of July 1, 1997.(2)
10	.13†	Software License and Distribution Agreement for Embedded Products, by and between BackWeb Technologies Ltd. and SAP AG, dated March 17, 1999.(2)
10	.14†	Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998.(2)
10.15		Amendment One, dated June 9, 2000, to Software License and Distribution Agreement for Embedded Products, by and between BackWeb Technologies Ltd. and SAP AG, dated March 17, 1999.(4)
10.16		Securities Purchase Agreement, dated as of January 17, 2000 by and between BackWeb Technologies Ltd. and RealNetworks, Inc.(5)
10.17		BackWeb Technologies Ltd. warrant issued January 26, 2000 to RealNetworks, Inc.(6)
10.18		1(ST) Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(7)
10.19		2(ND) Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(7)
10.20		Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.(7)
10.21		Sublease Agreement, as of September 27, 1996, between SSA Canada Corporation, Lanacom Inc. and Confederation Life Insurance Company.(7)
10.22		Amendment to Sublease Agreement, as of June 1, 2000, between Zurich Canadian Holdings Limited, BackWeb Canada, Inc., and BackWeb Technologies Ltd.(7)
10.23		Convertible Loan Agreement, entered into as of August 1, 2001, by and between Emony Ltd. and BackWeb Technologies Ltd., among others.(8)

Exhibit
No.		Description

10.24		Series B1 Warrant, issued by Emony Ltd. to BackWeb Technologies Ltd., dated August 6, 2001.(8)
10.25		Promissory Note, issued by Emony Ltd. to BackWeb Technologies Ltd., in amount of $500,000, dated August 6, 2001.(8)
10.26		OEM Agreement between Emony Ltd. and BackWeb Technologies Ltd., effective date August 29, 2001.(8)
10.27		Amendment No. 1 to OEM Agreement between Red-Bend Ltd. (formerly Emony Ltd.) and BackWeb Technologies Ltd., effective date September 28, 2001.(8)
10.28		Master Software License and Services Agreement between Emony Ltd. as Licensor and BackWeb Technologies Ltd. as Licensee, effective date August 29, 2001, and Order Form in connection therewith.(8)
10	.29**	Alliance Agreement between Pricewaterhouse Coopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001.(8)
10	.30**	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.(8)
10	.31**	Cooperative Marketing Agreement between BackWeb Technologies Inc. and Oblix, Inc., effective December 19, 2001.
10	.32**	Technology & Content Partner Agreement, between SAP Portals, Inc. and BackWeb Technologies, effective December 21, 2001.
10	.33**	Software Remarketing Agreement, between BackWeb Technologies, Inc. and International Business Machines Corporation, dated December 27, 2001.
10	.34**	Plumtree Technology Partner Program Master Agreement, between Plumtree Software, Inc. and BackWeb Technologies, effective date December 19, 2001.
21.1		Subsidiaries of the Registrant.(2)
23.1		Consent of Independent Auditors.

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Current Report on Form 8-K, filed July 10, 2000.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(3)	Incorporated herein by reference to Exhibit 10.16 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed November 14, 2000.

(4)	Incorporated herein by reference to Exhibit 10.15 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed August 14, 2000.

(5)	Incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(6)	Incorporated herein by reference to Exhibit 10. 2 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(7)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2001.

(8)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

**	Confidential treatment requested. The confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission.

†	Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.