Form 10-Q
period 2002-03-31
BACKWEB TECHNOLOGIES LTD
filed 2002-05-15
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      The number of shares of the registrant’s Ordinary Shares outstanding as of May 8, 2002 was 39,128,969 shares.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2002

      This Report on Form 10-Q contains express or implied forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties, and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q in, for example, Part I, Item 2, in the section entitled “Risk Factors.” Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	Unaudited	Audited

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,679	$17,209
Short-term investments	24,783	24,615
Trade accounts receivable, net of allowance for doubtful accounts of $2,855 and $2,957 at March 31, 2002 and December 31, 2001, respectively	2,048	3,529
Other accounts receivables and prepaid expenses	1,491	2,015

Total current assets	41,001	47,368
Long-term investments and other long term assets	2,736	2,458
Property and equipment, net	2,937	3,356
Intellectual property and other purchased intangibles, net	2,547	3,330

Total assets	$49,221	$56,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,744	$7,192
Deferred revenue	2,045	2,271

Total current liabilities	7,789	9,463
Accrued severance pay, net	191	240
Long-term deferred revenue	205	228
Commitments and contingencies
Shareholders’ equity:
Series E preferred shares, nominal value NIS 0.01 per share; one share authorized and issued and outstanding at March 31, 2002 and December 31, 2001.	3,454	3,454
Ordinary shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at March 31, 2002 and December 31 2001; 39,128,769 and 38,613,328 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	147,345	147,114
Notes receivable from shareholders	(1,235)	(1,235)
Deferred stock compensation	(162)	(216)
Accumulated other comprehensive income	222	400
Accumulated deficit	(108,588)	(102,936)

Total shareholders’ equity	41,036	46,581

Total liabilities and shareholders’ equity	$49,221	$56,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2002	2001

	(In thousands, except
	per share data)
	(Unaudited)	(Unaudited)
Revenues:
License	$933	$5,187
Service	1,378	2,034

Total revenues	2,311	7,221
Cost of revenues:
License	80	98
Service	1,059	1,750

Total cost of revenues	1,139	1,848

Gross profit	1,172	5,373
Operating expenses:
Research and development, net	1,727	2,560
Sales and marketing	3,185	7,326
General and administrative	1,376	3,185
Amortization of intellectual property and other intangible assets	783	783
Amortization of deferred stock compensation	54	169

Total operating expenses	7,125	14,023

Loss from operations	(5,953)	(8,650)

Finance and other income (expense), net	301	714
Net loss	$(5,652)	$(7,936)

Basic and diluted net loss per share	$(0.15)	$(0.21)

Weighted average number of shares used in computing basic and diluted net loss per share	38,699	37,992

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2002	2001

	(In thousands)
	Unaudited	Unaudited
Operating Activities
Net loss	$(5,652)	$(7,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	251	1,093
Amortization of intellectual property and other intangible assets	783	783
Amortization of deferred stock compensation and premium on investments	73	169
Depreciation	437	397
Changes in operating assets and liabilities:
Trade accounts receivable	1,230	1,713
Other accounts receivable, prepaid expenses and other long-term assets	246	402
Accounts payable and accrued liabilities	(1,448)	(1,322)
Deferred revenue	(249)	(918)
Accrued severance pay, net	(49)	13

Net cash used in operating activities	(4,378)	(5,606)

Investing Activities
Purchases of property and equipment	(18)	(300)
Purchase of short-term investments	(1,925)	(5,319)
Proceeds from short-term investments	1,560	20,167

Net cash (used in) or provided by investing activities	(383)	14,548

Financing Activities
Repayment of shareholder loans	—	(371)
Proceeds from shareholders’ notes receivable	—	506
Proceeds from issuance of ordinary shares, net	231	470

Net cash provided by financing activities	231	605

Net (decrease) or increase in cash and cash equivalents	(4,530)	9,547
Cash and cash equivalents at beginning of the period	17,209	21,076

Cash and cash equivalents at end of the period	$12,679	$30,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

      Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. together with its subsidiaries (collectively, “BackWeb” or the “Company”) is a provider of critical communications infrastructure software and application-specific software that enables companies to communicate and distribute business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. BackWeb sells its products directly to end users from a variety of industries, including the telecommunications, financial and computer industries, and through OEM and reseller arrangements.

      The BackWeb group of companies consists of wholly owned subsidiaries operating as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; and BackWeb Technologies Europe Limited, a United Kingdom corporation with a branch in Germany.

      The following subsidiaries ceased commercial operations in January 2002 but continue to be wholly owned subsidiaries and are registered as BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; and BackWeb Technologies S.a.r.l., a French corporation. Two subsidiaries ceased commercial operations in September 2001 but continue to be wholly owned subsidiaries and are registered as BackWeb Technologies A.B., a Swedish corporation, and BackWeb K.K. Ltd., a Japanese corporation.

      Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2001 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments to fairly state the Company’s financial position), results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Revenue Recognition — The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      We license our products on a perpetual and on a term basis. License revenue arising from the sale of perpetual licenses is recognized in the accounting period that the sale takes place. License revenue arising from term license is recognized over the contractual term of the license. Management defines a term license as one whose term is one year or less from the date of the official order form and sale taking place, and revenue arising during this period is ratably recognized over the license period.

      Revenues are primarily derived from contracts with corporate customers and resellers, and royalty fees earned upon delivery of products, which incorporate the Company’s software. Revenues on contracts with resellers are not recognized until software is sold through to the end user. Royalty revenues are recognized when reported to the Company after delivery of the related products. In addition, royalty revenue can arise from the right to use the Company’s products.

      Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing our products generally purchase the standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services on a per session basis. The Company recognizes service revenues from consulting and training when provided to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

      Net Loss Per Share — The basic and diluted net loss per share has been computed using the weighted-average number of Ordinary Shares outstanding during the period.

      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Three Months Ended

	March 31,	March 31,
	2002	2001

	Unaudited	Unaudited

Net loss	$(5,652)	$(7,936)

Basic and diluted:
Weighted-average shares	38,797	38,219
Less weighted-average shares subject to forfeiture	(98)	(227)

Weighted average number of shares used in computing basic and diluted net loss per share	38,699	37,992

Basic and diluted net loss per share	$(0.15)	$(0.21)

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended

	March 31,	March 31,
	2002	2001

	Unaudited	Unaudited

Net loss	$(5,652)	$(7,936)
Change in net unrealized (loss) gain on investments	(178)	177
Total comprehensive loss	$(5,830)	$(7,759)

      Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

      Recently Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “New Rules”), effective for the fiscal years beginning after December 15, 2001. Under the New Rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the New Rules. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As required the Company has reviewed SFAS 141 and 142 in the three-month period ended March 31, 2002. SFAS 141 does not apply to the Company because the acquired intangibles recorded in the financial statements did not arise from a business combination. SFAS 142 was implemented and did not effect the condensed consolidated statement of operations for the three-months ended March 31, 2002.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. A review of the application of SFAS 144 did not effect the condensed consolidated statement of operations for the three-months ended March 31, 2002. A further review will be undertaken on a quarterly basis to determine if any adjustment should be made due to prevailing uncertain economic environment conditions that may affect certain long-lived assets currently recorded in the financial statements.

Note 2. Selective Balance Sheet Detail

      Cash Equivalents and Short-Term Investments — Cash equivalents consist of money market instruments, bank time deposits and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and three years.

      In February 2001, a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC) was signed and is considered restricted cash. The letter of credit is with respect to a security deposit for leased offices in the Company headquarters in San Jose, California, United States. The letter of credit extends to the end of the lease in February 2007.

      Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with all unrealized gains and losses, if any, included as a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium or

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounts on investments are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

      Credit Risk — Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade account receivables. BackWeb’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

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

      Property and equipment, at cost, consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

	Unaudited	Audited

Computer and peripheral equipment	$3,924	$3,958
Office, furniture and equipment	2,626	2,611
Leasehold improvements	1,150	1,150

	7,700	7,719
Less accumulated depreciation	(4,763)	(4,363)

Property and equipment, net	$2,937	$3,356

     Intellectual Property and Other Purchased Intangibles, Net

      On June 27, 2000, BackWeb completed its acquisition (the “Acquisition”) of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., (“Mobix”) pursuant to a Software and Asset Purchase Agreement. As discussed in Note 1, in January 2002, the Company adopted SFAS 142

      Intellectual property and other purchased intangibles consist of the following (in thousands):

	As of March 31, 2002			As of December 31, 2001

	Unaudited			Audited

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intellectual property	$5,525	$(3,316)	$2,209	$5,525	$(2,871)	$2,654
Assembled workforce	2,700	(2,362)	338	2,700	(2,024)	676

Total	$8,225	$(5,678)	$2,547	$8,225	$(4,895)	$3,330

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The Company recorded amortization expense of $783,000 during the three-months ended March 31, 2002 and 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding two years are $2,456,000 for 2002 and $874,000 for 2003. Intellectual property is amortized over three years and assembled workforce is amortized over two years.

     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

	Unaudited	Audited

Accounts payable	$468	$461
Accrued compensation and related expense	2,539	3,135
Sales and marketing events	271	385
Restructuring accrual	434	778
Other	2,032	2,433

	$5,744	$7,192

Note 3. Contingencies

      Contingencies — From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

      On November 13, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between June 8, 1999 and December 6, 2000. The Company, certain of our executive officers and directors, and certain underwriters involved in our initial public offering are named as defendants in the complaint. On or about April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges that certain conduct of the underwriters in connection with the allocation of shares of our initial public offering violated the federal securities laws. The amended complaint alleges claims against the Company and certain of our officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and pursuant to Rule 10b-5 and Sections 10b and 20(a) of the Securities Exchange Act of 1934. The deadline for defendants to respond to the amended complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot provide assurances that this lawsuit will not materially and adversely affect our business, results of operations or our share price. During the three-month period ended December 31, 2001 the Company accrued what it considers an appropriate amount with regard to initial legal expenses related to action.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Segments and Geographic Information

      BackWeb operates in one industry segment: the development, marketing and sales of network application software. Operations in Israel include research and development. Operations in the United States and Canada (collectively, “North America”) and Europe include sales and marketing. The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	March 31,	March 31,
	2002	2001

	Unaudited	Unaudited
Revenues:
North America	$1,250	$2,037
Israel	729	4,420
Europe	332	764

	$2,311	$7,221

	March 31,	December 31,
	2002	2001

	Unaudited	Audited
Long-lived assets:
North America	$1,735	$2,038
Israel	2,124	2,214
Other	78	104

	$3,937	$4,356

      Revenues generated in North America and Europe are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in the rest of the world, excluding North America and Europe; OEM sales to all geographic regions. One OEM accounted for 22.3% or $514,000 and 56.7% or $4,097,000 of our revenues in the three-months ended March 31, 2002 and March 31, 2001, respectively.

Note 5. Restructuring Charge

      On July 2, 2001, the Company announced a restructuring plan, which was implemented in the three months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling of office service leases as a result of employee terminations and office consolidation. The restructuring charge recorded during the three months ended September 30, 2001 was $2.8 million of which $434,000 remains in the accrued liabilities as of March 31, 2002. The $2.8 million restructuring charge consists of $1.3 million of severance and benefit cost, $1.4 million of facility cost and $100,000 related to other related restructuring cost. The $1.3 million charge is related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001, related to the closure and consolidation of offices in Europe, Japan and the United States.

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

      Our BackWeb ProactivePortalTM solution aims to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, thereby increasing usage of the portal and critical communications and maximizing the return on investment for enterprise portals. Our BackWeb e-AcceleratorTM application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. Thus, for example, sales and service organizations, partners and resellers, and call centers can collect and distribute key data to customers, partners and employees, keeping them updated and with confidence that users will interact with the data through alerts and notification features. Our core infrastructure software, BackWeb FoundationTM, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

      We were incorporated on August 31, 1995, and commenced our operations in November 1995. During the period from commencement of operations through December 31, 1996, we were in a development stage and had insignificant revenues. Operating activities during this period related primarily to developing our products, building our corporate infrastructure and raising capital. In December 1996, we shipped the first commercial version of our software.

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

      In early 1998, we engaged in a comprehensive re-examination of our business strategy and changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In connection with this change in strategy, we undertook a fundamental repositioning and reorganization of our work force, particularly in our sales organization. During 1998, we continued to enhance our infrastructure software, BackWeb Foundation Version 5.0, and, in December 1998, released our first packaged application, BackWeb Sales Accelerator.

      On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. (“Mobix”) for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement among the Company, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to intellectual property and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets are being amortized on a straight-line basis over their extended useful lives of two to three years.

      In 2001, the Company re-positioned itself to focus on the enterprise portal space, which market analysts generally expect to be one of the fastest-growing software markets in the foreseeable future. We intend to establish BackWeb ProactivePortal technology as the leading software system for offline enterprise portal communications and enterprise portal notification. We believe that the adoption of our BackWeb Foundation and our BackWeb e-Accelerator application by leading companies and partners across various industries validates our technology and should facilitate broad market acceptance of our ProactivePortal solution. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our critical communications solution by these companies, as well as their partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb ProactivePortal technology to facilitate its adoption and to increase technological barriers to entry.

      Since our inception, revenues have been derived from the licensing of our products and from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of the direct sales force, reseller channel, system integrators and OEMs.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowances for doubtful debts;

•	Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment; and

•	Review of equity investments for impairment.

Revenue recognition

      We recognize software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. We have also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

      We derive our revenue from license fees of our products, maintenance, customer training and the rendering of consulting services. Our products are generally sold through the direct sales force, resellers and

OEMs. As described below, management estimates must be made and used in connection with the revenue recognized in any accounting period.

      We license our products on a perpetual and on a term basis. License revenue arising from the sale of perpetual licenses is recognized in the accounting period that the sale takes place. License revenue arising from term licenses is recognized over the contractual term of the license. Management defines a term license as one that is one year or less from the effective date of the official order form, and revenue arising during this period is ratably recognized over the license period. Management defines a perpetual license as one that is more than one year, in which case revenue is recognized in the accounting period in which the official order form is signed and the sale takes place.

      The determination criterion for the definition of a license sale is when persuasive evidence of an agreement has been delivered, the fee is fixed and determinable, and the collection of the resulting receivable is reasonable assured. Delivery generally occurs when the product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our license sale is fixed and determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met. The fee is assessed by comparing with the price list and if a discount from the price list is applicable, and whether the discount is in accordance with what management believes to be generally acceptable discounts. The principal factors taken into account when giving a discount are among others the volume of licenses in the transaction, the strategic nature of the deal and customer and the future likelihood of further transactions with the same customer. In addition, we assess whether or not collection is reasonably assured. We assess the granting of payment terms associated with the transaction, which are generally 30 to 90 days from the effective date of the order form. In cases where we do not establish reasonable assurance of collection, revenue is recognized only on the receipt of payment. Payment terms outside of these parameters are generally recognized as the fees become due.

      We assess collection based on a number of factors, including past transaction history, credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established at the time the official order form is signed, we defer the fee and recognize revenue at the time collection is made, which is generally upon the receipt of cash.

      For all sales through the direct channel we use a Software License and Service Agreement (“SLSA”) signed by both parties and an official order form for each sale made signed by both parties. For sales through a reseller, a standard reseller agreement is executed and evidence of orders from customers is supplied before revenue is recognized.

      We recognize maintenance over the contractual period for the maintenance, which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, we value the maintenance as an undelivered element at standard rates and defer this over the contractual maintenance period for revenue recognition purposes. It is optional whether a customer chooses to buy a maintenance contract.

      Our arrangements do not generally include acceptance. However if such an acceptance provision exists, then revenue recognition is deferred until written acceptance of the product has been received from the customer. All agreements we make are non-refundable and non-cancelable.

      We also recognize revenue from consulting activities, which is generally evidenced by a signed Statement of Work (“SOW”). An SOW may be time and materials based, and the revenue is recognized at the time of invoicing the customer. If an acceptance clause is contained in the SOW, revenue is deferred until written acceptance is obtained from the customer. An SOW may also be a fixed bid. Management interprets fixed bids in a similar manner to an SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time the revenue is recognized. The majority of SOWs that are written are based on a time and materials basis.

      Revenue recognition for training to customers is determined when the training has been delivered to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts

      Management reviews on a continuing basis the uncollectibility of the trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade receivables. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors that come to light. Generally, a provision will be made when a trade receivable becomes 90 days past due. In exceptional cases, a provision after 90 days past due will be waived when, in the judgment of management after due diligence with the customer, management is confident that the receivable is still collectible and the customer has demonstrated that payment is forthcoming. During the three-month period ended March 31, 2002, and the twelve month period ended December 31, 2001, management provided for $251,000 and $2.9 million, respectively, of doubtful debt provision arising primarily from the “Internet-centric” business in the “business-to-consumer” market, that arose mainly as a result of the economic uncertainty leading to certain customers no longer being able to continue business. These provisions applied to revenue of which a majority was generated during the fiscal year ending December 31, 2000.

      Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. In the case of contingent liabilities, no provision has been made. This has involved significant management judgment that either management will prevail in the case of litigation or has sufficient insurance to cover an adverse outcome of any such material proceeding. A discussion of outstanding material litigation is set forth below in Part II, Item 1.

Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment

      We assess the impairment of long-lived assets, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value may not be recoverable. The factors we consider important in this assessment include but are not limited to the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of the company.

•	Significant negative industry or economic trends;

      The determination that the carrying value of intangibles, long-lived assets and goodwill arising on the purchase of intellectual property may not be recoverable is based upon the existence of one or more of the above factors. An impairment review based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model is performed to determine the impaired amount that needs to be recorded. Net intangible assets at March 31, 2002 and December 31, 2001 amounted to $2.5 million and $3.3 million, respectively.

      In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and is not expected to have an effect on the Company’s statement of operations during 2002.

Review of Equity Investments for impairment

      Management has made certain equity investments in other companies that it believes are in the interests of the Company and its strategic objectives. Before the investment(s) are executed, they are approved by the Company’s executive management and the Company’s Board of Directors. Generally, management designates an executive staff member to either serve on the Board of Directors of the investee as a voting member or as an observer. This process serves management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process while based on reasonably objective evidence supplied by the investee is combined with due diligence sought from general economic trends and indicators. During 2001, management carried out such reviews and accounted for an impairment charge against one of its equity investments for the full amount of the equity investment in the amount of $2.5 million. Significant management judgment is made when conducting these reviews and future developments in the investee may result in the impairment provision becoming a write-off or reversed to some extent.

Results of Operations

  Revenues

      The Company’s license revenue is derived from BackWeb ProactivePortal, BackWeb e-AcceleratorTM and BackWeb Foundation. The Company’s service revenue is derived from maintenance, consulting and training. Total revenues for the three-months ended March 31, 2002 were $2.3 million, a decrease of approximately $4.9 million or 68.0% from $7.2 million in the three-months ended March 31, 2001. The decrease is primarily due to a decrease in license revenues and to a lesser extent a decrease in service revenue. Customers outside of North America accounted for 45.9% of revenues in the three-months ended March 31, 2002 compared to 71.8% of revenues in the three-months ended March 31, 2001. Excluding indirect revenues from our OEM customers, revenues arising outside of North America accounted for 30.5% in the three-months ended March 31, 2002 compared to 34.8% of revenues in the three-months ended March 31, 2001.

      License revenues were $933,000 or 40.4% of revenues in the three-months ended March 31, 2002 compared to $5.2 million or 71.8% of revenues in the three-months ended March 31, 2001. The decreases in license revenue as a percentage of total revenue were primarily due to the decrease in license revenues versus previous fiscal quarters. Service revenues were $1.4 million or 59.6% of revenues in the three-months ended March 31, 2002 compared to $2.0 million or 28.2% of revenues in the three-months ended March 31, 2001.

      One OEM accounted for 22.3% or $514,000 and 56.7% or $4,097,000 of our revenues in the three-months ended March 31, 2002 and March 31, 2001, respectively.

  Cost of Revenues

      Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $80,000 or 8.6% of license revenues for the three-months ended March 31, 2002 compared to $98,000 or 1.9% of license revenues for the three-months ended March 31, 2001. Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $1.1 million, or 76.9% of service revenues, in the three-months ended March 31, 2002 compared to $1.8 million or 86.0% of service revenues, in the three-months ended March 31, 2001. The decrease in cost of service revenues was due to the reduced level of headcount.

Operating Expenses

Research and Development, Net

      Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities primarily based in Israel. Research and development expenses were $1.7 million in the three-months ended March 31, 2002 compared to $2.6 million in the three-months ended March 31, 2001. The decrease in research and development expenses is due to the reduced level of headcount, more effective cost management and the devaluation of the N.I.S. against the U.S dollar. Research and development expenses were 74.7% and 35.5% of total revenue in the three-months ended March 31, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue is due to a smaller decrease in research and development expenses compared to the decrease in total revenues.

Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and marketing employees and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada and Europe. Sales and marketing expenses were $3.2 million for the three-months ended March 31, 2002 compared to $7.3 million in the three-months ended March 31, 2001. The decrease in sales and marketing expense is due to the reduced level of headcount and the more effective cost management. Sales and marketing expenses were 137.8% and 101.5% of total revenue in the three months ended March 31, 2002 and 2001, respectively. The increase in sales and marketing expenses as a percentage of total revenues is due to a smaller decrease in sales and marketing expenses compared to the decrease in total revenues.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $1.4 million in the three-months ended March 31, 2002 compared to $3.2 million in the three-months ended March 31, 2001. General and administrative expenses were 59.5% and 44.1% of total revenue in the three months ended March 31, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts of $251,000 and $1,093,000 for the three-months ending March 31, 2002 and 2001, respectively, the general and administrative expenses were $1.1 million and $2.1 million for the three-months ending March 31, 2002 and 2001, respectively. The decrease in general and administrative expenses is due to the reduced level of headcount and more effective cost management. Excluding the provision for bad and doubtful debts general and administrative expenses were 48.7% and 29.0% of total revenues in the three-months ended March 31, 2002 and March 31, 2001, respectively. The increase in general and administrative expenses excluding the provision for bad and doubtful debts as a percentage of total revenues is due to a smaller decrease in general and administrative expenses compared to the decrease in total revenues.

Amortization of Intellectual Property, Other Intangible Assets and Deferred Stock Compensation

      Amortization of intellectual property, other intangible assets and deferred stock compensation is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. in June 2000 and deferred stock compensation in 1999. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary shares for accounting purposes. Intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization expense was $837,000 for the three-months ended March 31, 2002 compared to $952,000 in the three-months ended March 31, 2001.

Finance and Other Income and Expense, Net

      Finance and other income and expense, includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Finance and other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended March 31, 2002, finance and other income was $301,000 compared to $714,000 in the three-months ended March 31, 2001. The decrease in finance and other income is primarily due to the decrease of cash, cash equivalents and short-term investments.

Liquidity and Capital Resources

      As of March 31, 2002, the Company had cash, cash equivalents and short-term investments of $37.5 million, which represents a decrease of $4.4 million from December 31, 2001.

      Net cash used in operating activities was $4.4 million and $5.6 million for the three-months ended March 31, 2002 and 2001, respectively, and was primarily used for funding the operations of the ongoing business needs. Cash used by investing activities was $383,000 for the three-months ended March 31, 2002 and cash provided by investing activities was $14.5 million for the three-months ended March 31, 2001. Cash provided by financing activities was $231,000 and $605,000 for the three-months ended March 31, 2002 and 2001, respectively, and consists primarily of proceeds from the issuance of Ordinary Shares.

      Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of adding international operations and other factors. We believe that our current cash balances will be sufficient to fund our operations for at least the next 24 months.

Effective Corporate Tax Rates

      Our tax rate will reflect a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. The majority of our income, however, is derived from our Company’s capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10%-25% for the next 5 to 8 years, depending upon the proportion of foreign ownership of the Company.

      All of these tax benefits are subject to various conditions and restrictions. See “Israeli Taxation and Investment Programs-Law for the Encouragement of Capital Investments Act 1959.” There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through March 31, 2002, we have not yet used the tax benefits for which we are eligible. See below Risk Factors — Risks Factors-Risks Associated with our Business.

Impact of Inflation and Currency Fluctuations

      Most of our sales are in U.S. dollars. However a significant portion of our costs are incurred in Israel in relation to our operations. Our research and development costs are primarily denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we have operations in Europe.

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

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line

      We have a limited operating history generally and an even more limited history operating the business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenues until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communication company. In 2001, we re-positioned the Company’s products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. We do not know if our new strategic and product focus will be successful. To the extent we do not succeed in generating revenue from licensing our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses

      We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2002. We incurred net losses of $5.7 million for the three-months ended March 31, 2002, approximately $34.7 million for the year ended December 31, 2001, $19.2 million for the year ended December 31, 2000, and $11.5 million for the year ended December 31, 1999. As of March 31, 2002, we had an accumulated deficit of approximately $108.6 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses during 2002. However we expect these expenses to decrease in 2002 compared to 2001. As a result, we will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate based on Internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and earnings.

Our quarterly operating results are subject to fluctuations and seasonality

      Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, inter alia:

•	demand for our products and services;

•	internal budget constraints and approval processes of our current and prospective customers;

•	the timing and mix of revenues generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	changes in the growth rate of Internet usage;

•	delays in introducing new products and services;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.

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

If we lose a major customer, our revenues could suffer because of our customer concentration

      We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenues would be adversely affected. In 2001, one OEM customer, whose contract with the Company terminated in early 2002, accounted for more than 22% and 52% of our revenues for the three-month period ended March 31, 2002 and the twelve-month period ended December 31, 2002, respectively. We are currently in negotiations with this customer for a new contract; however, there can be no assurance that a new contract will be signed or that we will generate revenue from this customer in the future. In addition, in 2001, two other customers together accounted for an aggregate of 11% of our revenues. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one end-user customer represented 13% of our revenues. It is possible that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

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

Competition in the Internet communications market may reduce the demand for, or price of, our products

      The Internet communications market is intensely competitive and rapidly changing. We expect that competition will intensify in the near-term because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is new. Competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. We may not be able to compete successfully, and competitive pressures may harm our business. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized software companies in the world.

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

Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenues to vary significantly

      To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the efforts of business with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distribution partners, we spend a lot of time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy e-Accelerator slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products. We anticipate that we will have a similar situation with the deployment of our ProactivePortal software.

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

Failure to develop key strategic relationships could limit our growth

      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key independent software vendors, resellers, systems integrators, distribution partners and customers. If we fail to develop these strategic partnerships, our growth could be limited. As of March 31, 2002, we had entered in various alliance, remarketing and partnership agreements with certain portal framework vendors and system integrators. We do not know if these will prove to be successful relationships in the future or if they will result in any material revenue for the Company.

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

Our international operations are subject to additional risks

      Revenues from customers outside the United States represented approximately $1.2 million or 52% and $14.4 million, or 70% of our total revenues for the three-months ended March 31, 2002 and the twelve months ended December 31, 2001, respectively. Our international operations will continue to be subject to a number of other risks, including, but not limited to:

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

We may not have sufficient insurance to cover all potential product liability and warranty claims

      Our products are integrated into our customers’ networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general liability and errors and omissions insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

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

Our business could suffer if we lose the services of key personnel

      If we fail to attract qualified personnel or retain current employees, including, our executive officers and other key employees, our revenues may not increase and could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.

Terrorists attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our Ordinary Shares trade, our financial condition and our results of operations

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations.

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel

      We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. Any devaluation of the New Israeli Shekel, or NIS, against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be positively affected by devaluation in the exchange rate between the NIS and the U.S. dollar. If Israel’s economy is hurt by a high inflation rate or if the timing of such devaluations were to lag considerably behind inflation our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

      The NIS was devalued against the U.S. dollar by approximately 5.7% and 3.7% in the three-months ended March 31, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.668 and NIS 4.416 for one U.S. dollar on March 31, 2002 and December 31, 2001, respectively.

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

Israeli regulations may limit our ability to engage in research and development and export our products

      Under Israeli law, we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 2002. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

Proposed tax reform in Israel may reduce our tax benefits, which might adversely affect our profitability

      On May 4, 2000, a committee chaired by the former Director General of the Israeli Ministry of Finance issued a report recommending a sweeping reform in the Israeli system of taxation. The proposed reform would significantly alter the taxation of individuals, and would also affect corporate taxation. In particular, the proposed reform would reduce, but not eliminate, the tax benefits available to approved enterprises such as ours. The Israeli cabinet approved the recommendations in principle, but implementation of the reform requires legislation by Israel’s Knesset. In the interim there have been significant political and economic changes. On February 26, 2002, the Minister of Finance appointed a new committee to recommend tax reforms, and this committee is expected to submit a report within 90 days. The Company cannot be certain whether the proposed reform will be adopted, when it will be adopted or what form any reform will ultimately take.

Our results of operations may be negatively affected by the obligation of key personnel to perform military service

      Certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although the Company has operated effectively under these requirements since its inception, we cannot predict the effect of these obligations on the Company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

Risks Relating to Our Ordinary Shares

Our stock price has been volatile and could fluctuate in the future

      The market price of our Ordinary Shares has been volatile. We expect our stock price to continue to fluctuate:

•	in response to quarterly variations in operating results;

•	in response to announcements of technological innovations or new products by us or our competitors or partners;

•	because of market conditions in the enterprise software or portal industry;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors;

•	in response to our announcements of strategic relationships or joint ventures; and

•	in response to sales of our Ordinary Shares

      In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources. See the discussion of outstanding material litigation in Part II, Item 1 “Legal Proceedings” set forth below.

Our continued Nasdaq National Market listing is not assured

      Our Ordinary Shares are presently authorized for quotation on the Nasdaq National Market. We remain subject to all requirements of our listing agreement with The Nasdaq Stock Market, Inc. Among the events which could cause us to have our status as a Nasdaq National Market issuer terminated is a failure to maintain a minimum bid price for the Ordinary Shares of $1.00 per share.

      Recently, our Ordinary Shares have been trading below the $1.00 minimum bid requirement, which could lead to Nasdaq initiating delisting procedures if the Company continues to fail to comply with this requirement. If we lose our Nasdaq National Market status, our Ordinary Shares would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which maybe viewed by some investors as less desirable, less liquid marketplaces. Among other things, our Ordinary Shares would then constitute “penny stock,” which would place increased regulatory burden upon brokers, making them less likely to make a market in the stock.

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

Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 39% of our outstanding Ordinary Shares. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      The NIS was devalued against the U.S. dollar by approximately 5.7% and 3.7% in the three-months ended March 31, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.668 and NIS 4.416 for one U.S. dollar on March 31, 2002 and December 31, 2001, respectively.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      On November 13, 2001, a securities class action lawsuit was filed in the United States District Court for the Southern District of New York on behalf of all persons who acquired our stock between June 8, 1999 and December 6, 2000. The Company, certain of our executive officers and directors, and certain underwriters involved in our initial public offering are named as defendants in the complaint. On or about April 19, 2002, plaintiffs filed an amended complaint. The amended complaint alleges that certain conduct of the underwriters in connection with the allocation of shares of our initial public offering violated the federal securities laws. The amended complaint alleges claims against the Company and certain of our officers and directors under Sections 11 and 15 of the Securities Act of 1933, as amended, and pursuant to Rule 10b-5 and Sections 10b and 20(a) of the Securities Exchange Act of 1934. The deadline for defendants to respond to the amended complaint has not yet expired, and it is likely that this response will not be due for several months, after certain procedural issues are resolved. We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot provide assurances that this lawsuit will not materially and adversely affect our business, results of operations or our share price.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Changes of Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      The Registrant held an Extraordinary General Meeting of Shareholders on February 28, 2002. At this meeting, our shareholders voted on and approved the following proposals:

      1. To elect Isabel Maxwell to serve on the registrant’s Board of Directors, as an outside director, under the Israeli Companies law:

For	19,484,729
Against	48,587
Abstain	31,104
Not Voted	–0–

      2. To approve an amendment to the Company’s 1998 U.S. Stock Option Plan, as amended and restated effective as of July 1, 2001 (the “1998 Plan”), to make additional Ordinary Shares, par value NIS 0.03 per share, of the Company available under the Plan by transferring Ordinary Shares reserved for issuance under the Company’s 1996 U.S. Stock Option Plan to the 1998 Plan, and to ratify the 1998 Plan, as amended and restated as of January 1, 2002:

For	18,090,917
Against	1,452,085
Abstain	21,417
Not Voted	1

      3. To approve and authorize the Board of Directors of the Company to obtain court approval under the Israeli Companies Law to allow the Company to repurchase its Ordinary Shares in the open market:

For	19,511,481
Against	44,348
Abstain	8,591
Not Voted	–0–

      4. To approve, as required by Israeli Companies Law, the grant of stock options to the Registrant’s Chief Executive Officer:

For	17,670,168
Against	1,494,735
Abstain	399,516
Not Voted	1

      5. To approve, as required by Israeli law, the grant of certain stock options to members of the Registrant’s Board of Directors:

For	18,018,956
Against	1,501,054
Abstain	44,409
Not Voted	1

      The following directors’ term of office continued after the Extraordinary General Meeting: Joseph Gleberman, Eli Barkat, Charles Federman, William L. Larson and Gil Shwed.

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

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three-months ended March 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

Date: May 15, 2002

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