Form 10-Q
period 2002-06-30
BACKWEB TECHNOLOGIES LTD
filed 2002-08-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to .

Commission File Number 000-26241

BACKWEB TECHNOLOGIES LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	51-2198508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3 Abba Hillel Street, Ramat-Gan, Israel	52136
(Address of Principal Executive Offices)	(Zip Code)

(972) 3-6118800

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      The number of shares of the registrant’s Ordinary Shares outstanding as of August 9, 2002 was 39,533,084 shares.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2002

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	Unaudited	Audited

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,446	$17,209
Short-term investments	11,298	24,615
Trade accounts receivable, net of allowance for doubtful accounts of $2,846 and $2,957 at June 30, 2002 and December 31, 2001, respectively	963	3,529
Other accounts receivable and prepaid expenses	1,462	2,015

Total current assets	36,169	47,368
Long-term investments and other long term assets	2,656	2,458
Property and equipment, net	2,039	3,356
Intellectual property and other purchased intangibles, net	1,764	3,330

Total assets	$42,628	$56,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,179	$7,192
Deferred revenue	1,367	2,271

Total current liabilities	6,546	9,463
Accrued severance pay, net	198	240
Long-term deferred revenue	205	228
Shareholders’ equity:
Series E preferred stock, nominal value NIS 0.01 per share; one share authorized, issued and outstanding at June 30, 2002 and December 31, 2001	—	3,454
Ordinary shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at June 30, 2002 and December 31, 2001; 39,533,083 and 38,613,328 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	150,850	147,114
Notes receivable from shareholders	(1,235)	(1,235)
Deferred stock compensation	—	(216)
Accumulated other comprehensive income	192	400
Accumulated deficit	(114,128)	(102,936)

Total shareholders’ equity	35,679	46,581

Total liabilities and shareholders’ equity	$42,628	$56,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(In thousands, except per share data)
	(Unaudited)
Revenues:
License	$490	$2,820	$1,423	$8,007
Service	1,301	1,755	2,679	3,789

Total revenues	1,791	4,575	4,102	11,796
Cost of revenues:
License	47	174	127	272
Service	919	1,336	1,978	3,086

Total cost of revenues	966	1,510	2,105	3,358

Gross profit	825	3,065	1,997	8,438
Operating expenses:
Research and development, net	1,833	2,588	3,560	5,148
Sales and marketing	2,911	5,974	6,096	13,300
General and administrative	1,195	3,192	2,571	6,377
Amortization of intellectual property and other intangible assets	783	783	1,566	1,566
Amortization of deferred stock compensation	162	168	216	337

Total operating expenses	6,884	12,705	14,009	26,728

Loss from operations	(6,059)	(9,640)	(12,012)	(18,290)

Finance and other income (expense), net	519	533	820	1,247
Write-down of an equity investment	—	(2,500)	—	(2,500)

Net loss	$(5,540)	$(11,607)	$(11,192)	$(19,543)

Basic and diluted net loss per share	$(0.14)	$(0.30)	$(0.29)	$(0.51)

Weighted average number of shares used in computing basic and diluted net loss per share	39,151	38,161	38,931	38,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2002	2001

	Unaudited	Unaudited

	(In thousands)
Operating Activities
Net loss	$(11,192)	$(19,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	251	2,193
Amortization of intellectual property and other intangible assets	1,566	1,566
Amortization of deferred stock compensation and premium on investments	250	337
Depreciation	1,304	853
Loss on disposal of property and equipment	57	—
Write-down of an equity investment	—	2,500
Changes in operating assets and liabilities:
Trade accounts receivable	2,315	3,232
Other accounts receivable, prepaid expenses, and other long-term assets	400	1,079
Accounts payable and accrued liabilities	(2,013)	(2,003)
Deferred revenue	(927)	(1,223)
Accrued severance pay, net	(42)	11

Net cash used in operating activities	(8,031)	(10,998)

Investing Activities
Purchases of property and equipment	(44)	(734)
Purchase of short-term investments	(6,656)	(5,319)
Proceeds from short-term investments	19,686	26,206

Net cash provided by investing activities	12,986	20,153

Financing Activities
Repayment of shareholder loans	—	(371)
Proceeds from shareholders’ notes receivable	—	506
Proceeds from issuance of ordinary shares, net	282	527

Net cash provided by financing activities	282	662

Net increase in cash and cash equivalents	5,237	9,817
Cash and cash equivalents at beginning of the period	17,209	21,076

Cash and cash equivalents at end of the period	$22,446	$30,893

Supplemental disclosure of noncash investing and financing transactions
Exchange of Series E preferred stock to Ordinary Shares	$3,454	$—

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

      Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2001 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the period indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Revenue Recognition — The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (VSOE) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

      To date, the Company has derived its revenue from license fees of its products, maintenance and training, as well as rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

      Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to installation remain, the fee is fixed or determinable, and collectibility is probable. The Company does not grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

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

      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(5,540)	$(11,607)	$(11,192)	$(19,543)

Basic and diluted:
Weighted-average shares	39,216	38,349	39,008	38,271
Less weighted-average shares subject to forfeiture	(65)	(188)	(77)	(207)

Weighted average number of shares used in computing basic and diluted net loss per share	39,151	38,161	38,931	38,064

Basic and diluted net loss per share	$(0.14)	$(0.30)	$(0.29)	$(0.51)

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(5,540)	$(11,607)	$(11,192)	$(19,543)
Change in net unrealized (loss) gain on investments	(75)	(32)	(253)	145
Change in unrealized gain on forward contracts	45	—	45	—

Total comprehensive loss	$(5,570)	$(11,639)	$(11,400)	$(19,398)

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

Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As required the Company reviewed SFAS 141 and 142 in the three-month and six-month period ended June 30, 2002. SFAS 141 does not apply to the Company because the acquired intangibles recorded in the financial statements did not arise from a business combination. SFAS 142 was implemented and did not affect the condensed consolidated statement of operations for the three-months or six-months ended June 30, 2002.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. A review of the application of SFAS 144 did not affect the condensed consolidated statement of operations for the three-months or six months ended June 30, 2002. A further review will be undertaken on a quarterly basis to determine if any adjustment should be made due to prevailing uncertain economic environment conditions that may affect certain long-lived assets currently recorded in the financial statements.

Note 2. Selective Balance Sheet Detail

      Cash Equivalents and Short-Term Investments — Cash equivalents consist of money market instruments, bank time deposits, commercial paper and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and three years.

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

      Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with all

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrealized gains and losses, if any, included as a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium or discounts on investments are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

      Forward Exchange Contracts — Effective May 2001, we adopted Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which first affected the Company in the three-months ended June 30, 2002 and requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized currently in earnings.

      The Company hedges forecasted committed expenses payable in NewIsraeli Shekels, or NIS. In accordance with FAS 133, hedges of such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. We record effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to expense. All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next six months. At June 30, 2002, we had forward foreign exchange contracts outstanding with a notional face value of $3.7 million. The amount of unrealized gain on these contracts at June 30, 2002 is $45,000. During the three-months ending June 30, 2002 the Company had entered into and satisfied its obligations on forward contracts with a notional face value of approximately $620,000 and a term of less than two months. The gain recognized from these forward contracts in the three-months ending June 30, 2002 was immaterial. The Company did not record a loss from non-effective hedging during the three-month period ending June 30, 2002.

      Credit Risk — Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments and trade account receivables. BackWeb’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and commercial paper and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Property and equipment, at cost, consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

	Unaudited	Audited

Computer and peripheral equipment	$3,859	$3,958
Office, furniture and equipment	2,604	2,611
Leasehold improvements	1,113	1,150

	7,576	7,719
Less accumulated depreciation	(5,537)	(4,363)

Property and equipment, net	$2,039	$3,356

     Intellectual Property and Other Purchased Intangibles, Net

      On June 27, 2000, BackWeb completed its acquisition (the “Acquisition”) of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., (“Mobix”) pursuant to a Software and Asset Purchase Agreement. As discussed in Note 1, in January 2002, the Company adopted SFAS 142.

      Intellectual property and other purchased intangibles consist of the following (in thousands):

	As of June 30, 2002			As of December 31, 2001

	Unaudited			Audited

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intellectual property	$5,525	$(3,761)	$1,764	$5,525	$(2,871)	$2,654
Assembled workforce	2,700	(2,700)	—	2,700	(2,024)	676

Total	$8,225	$(6,461)	$1,764	$8,225	$(4,895)	$3,330

      The Company recorded amortization expense of $783,000 and $1,566,000 during the three-months and six-months ended June 30, 2002 and 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense is $881,000 for both six-month periods ending December 31, 2002 and June 30, 2003. Intellectual property is amortized over three years and assembled workforce was amortized over two years.

          Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

	Unaudited	Audited

Accounts payable	$483	$461
Accrued compensation and related expense	1,966	3,135
Sales and marketing events	262	385
Restructuring accrual	97	778
Other	2,371	2,433

	$5,179	$7,192

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          Series E Preferred Share

      As at June 30, 2002, the Company had one Series E Preferred Share outstanding. The Series E Preferred Share was issued in connection with the acquisition by the Company of Lanacom Inc., in July 1997, and represented shares of Lanacom and/or BackWeb Canada Inc. that were exchangeable on a three-to-one basis for the Company’s Ordinary Shares. During the three months ended June 30, 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 Ordinary Shares of the Company. Subsequent to June 30, 2002, the Series E Preferred Share was returned to the Company and converted into Ordinary Shares which are held in the Company’s treasury.

Note 3. Contingencies

      Contingencies — From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

      The Company and six of its officers and directors have been named as defendants in a consolidated action captioned In re BackWeb Technologies, Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from the Company’s June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of the Company’s stock. The complaint alleges claims against the Company and its officers and directors under Section 11 of the Securities Act of 1933, as amended (the “’33 Act”) and alleges claims against the officers and directors under Section 15 of the ’33 Act and pursuant to Rule 10b-5 and Sections 10b and 20(a) of the Securities Exchange Act of 1934. The complaint also names as defendants the underwriters for the Company’s initial public offering. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues.

      We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot provide assurances that this lawsuit will not materially and adversely affect our business, results of operations or our share price. During the three-month period ended December 31, 2001, the Company accrued what it considers an appropriate amount with regard to initial legal expenses related to action.

Note 4. Segments and Geographic Information

      BackWeb operates in one industry segment: the development, marketing and sales of network application software. Operations in Israel include research and development. Operations in the United States and Canada (collectively, “North America”) and member countries of the European Economic Community “EEC” include sales and marketing. The Company has adopted SFAS No. 131, Disclosures About Segments of an

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Enterprise and Related Information. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Six Months Ended

	June 30,	June 30,
	2002	2001

	Unaudited	Unaudited

Revenues:
North America	$2,006	$3,674
Israel	1,589	6,780
EEC	507	1,341

	$4,102	$11,795

	June 30,	December 31,
	2002	2001

	Unaudited	Audited

Long-lived assets:
North America	$1,383	$2,038
Israel	1,600	2,214
Other	56	104

	$3,039	$4,356

      Revenues generated in North America and the EEC are all to customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in the rest of the world, excluding North America and the EEC; OEM sales to all geographic regions. One OEM accounted for 31% or $1.3 million and 54% or $6.3 million of our revenues in the six-months ended June 30, 2002 and June 30, 2001, respectively.

Note 5. Restructuring Charge

      On July 2, 2001, the Company announced a restructuring plan, which was implemented in the three months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling of office service leases as a result of employee terminations and office consolidation. The restructuring charge recorded during the three months ended September 30, 2001 was $2.8 million of which approximately $97,000 remains in the accrued liabilities as of June 30, 2002. The $2.8 million restructuring charge consists of $1.3 million of severance and benefit cost, $1.4 million of facility cost and $100,000 related to other related restructuring cost. The $1.3 million charge is related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001, related to the closure and consolidation of offices in the EEC, Japan and the United States.

Note 6. Subsequent Event — Nasdaq Listing

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff, advising us that our Ordinary Shares have been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002, unless the Company applied to transfer its securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Qualification Panel. The Company intends to request a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that such appeal will be successful. During the pendency of the appeal, our Ordinary Shares will continue to trade on The Nasdaq National Market. The Company is also considering applying to transfer its Ordinary Shares to The Nasdaq SmallCap Market, as well as other potential avenues to take with respect to maintaining its listing. If we lose our Nasdaq National Market status, the Company anticipates that our Ordinary Shares would trade either as a Nasdaq SmallCap issue or in the over-the-counter market, both of which may be viewed by some investors as less desirable, less liquid marketplaces.

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

      In August 1997, in an effort to expand the features and functionalities of our product offerings, we acquired all the outstanding shares of Lanacom Inc., a Canadian corporation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair value on the acquisition date. The purchase price of $3.9 million was determined based on the value of shares originally issued and options granted. Of the total purchase price, approximately $3.2 million was allocated to goodwill, representing the excess of the aggregate purchase price on the fair value of tangible and intangible assets. The remainder of the purchase price was allocated to net tangible liabilities assumed ($103,000), developed technology ($400,000) and other identifiable intangible assets ($383,000). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life which ranges from 24 to 30 months. The first BackWeb product, BackWeb Foundation Version 4.0, incorporating Lanacom’s Headliner product, was released in January 1998.

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

      We also recognize revenue from consulting activities, which is generally evidenced by a signed Statement of Work (“SOW”). A SOW may be time and materials based, and the revenue is recognized at the time of invoicing the customer. If an acceptance clause is contained in the SOW, revenue is deferred until written acceptance is obtained from the customer. An SOW may also be a fixed bid. Management interprets fixed bids in a similar manner to an SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time the revenue is recognized. The majority of SOWs that are written are based on a time and materials basis.

      Revenue recognition for training to customers is determined when the training has been delivered to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts

      Management reviews on a continuing basis the uncollectibility of the trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade receivables. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors that come to light. Generally, a provision will be made when a trade receivable becomes 90 days past due. In exceptional cases, a provision after 90 days past due will be waived when, in the judgment of management after due diligence with the customer, management is confident that the receivable is still collectible and the customer has demonstrated that payment is forthcoming. During the six-month period ended June 30, 2002, and the twelve month period ended December 31, 2001, management provided for $251,000 and $2.9 million, respectively, of doubtful debt provision arising primarily from the “Internet-centric” business in the “business-to-consumer” market, that arose mainly as a result of the economic uncertainty leading to certain customers no longer being able to continue business. These provisions applied to revenue of which a majority was generated during the fiscal year ending December 31, 2000.

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

Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment

      We assess the impairment of long-lived assets, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value may not be recoverable. The factors we consider important in this assessment include but are not limited to the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of the company; and

•	Significant negative industry or economic trends,

      The determination that the carrying value of intangibles, long-lived assets and goodwill arising on the purchase of intellectual property may not be recoverable is based upon the existence of one or more of the above factors. An impairment review based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model is performed to determine the impaired amount that needs to be recorded. Net intangible assets at June 30, 2002 and December 31, 2001 amounted to $1.8 million and $3.3 million, respectively.

      In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and is not expected to have an effect on the Company’s statements of operations during 2002.

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

Results of Operations

     Revenues

      The Company’s license revenue is derived from BackWeb ProactivePortal, BackWeb e-Accelerator™ and BackWeb Foundation. The Company’s service revenue is derived from maintenance, consulting and training. Total revenues for the three-months ended June 30, 2002 were $1.8 million, a decrease of approximately $2.8 million or 60.9% from $4.6 million in the three-months ended June 30, 2001. Total revenues for the six-months ended June 30, 2002 were $4.1 million, a decrease of approximately $7.7 million or 65.2% from $11.8 million in the six-months ended June 30, 2001. The decrease is primarily due to a decrease in license revenues and to a lesser extent a decrease in service revenue.

      Customers outside of North America accounted for 57.8% of revenues in the three-months ended June 30, 2002 compared to 64.2% of revenues in the three-months ended June 30, 2001. Customers outside of North America accounted for 51.1% of revenues in the six-months ended June 30, 2002 compared to 68.8% of revenues in the six-months ended June 30, 2001. One OEM accounted for 41.9% or $750,000 and 48.8% or $2.2 million of our revenues in the three-months ended June 30, 2002 and 2001, respectively and accounted for 30.8% or $1.3 million and 53.7% or $6.3 million of our revenues in the six-months ended June 30, 2002 and 2001, respectively.

      Excluding indirect revenues from our OEM customer, whose contract with the Company terminated in early 2002 had revenues arising outside of North America accounted for 27.4% in the three-months ended June 30, 2002 compared to 30.0% of revenues in the three-months ended June 30, 2001. Excluding indirect revenues from our OEM customer, revenues arising outside of North America accounted for 29.4% in the six-months ended June 30, 2002 compared to 32.8 % of revenues in the six-months ended June 30, 2001.

      License revenues were approximately $490,000 or 27.4% of revenues in the three-months ended June 30, 2002 compared to $2.8 million or 61.6% of revenues in the three-months ended June 30, 2001. License revenues were $1.4 million or 34.7% of revenues in the six-months ended June 30, 2002 compared to $8.0 million or 67.9% of revenues in the six-months ended June 30, 2001. The decreases in license revenue as a percentage of total revenue were primarily due to the decrease of both deal volume and average deal size as compared with previous fiscal quarters.

      Service revenues were $1.3 million or 72.6% of revenues in the three-months ended June 30, 2002 compared to $1.8 million or 38.4% of revenues in the three-months ended June 30, 2001. Service revenues were $ 2.7 million or 65.3% of revenues in the six-months ended June 30, 2002 compared to $3.8 million or 32.1% of revenues in the six-months ended June 30, 2001.

     Cost of Revenues

      Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $47,000 or 9.6% of license revenues for the three-months ended June 30, 2002 compared to $174,000 or 6.2% of license revenues for the three-months ended June 30, 2001. Cost of license revenues was $127,000 or 8.9% of license revenues for the six-months ended June 30, 2002 compared to $272,000 or 3.4% of license revenues for the six-months ended June 30, 2001.

      Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $919,000 or 70.6% of service revenues, in the three-months ended June 30, 2002 compared to $1.3 million or 76.1% of service revenues, in the three-months ended June 30, 2001. Cost of service revenues was $2.0 million, or 73.8% of service revenues, in the six-months ended June 30, 2002 compared to $3.1 million or 81.4% of service revenues, in the six-months ended June 30, 2001. The decrease in cost of service revenues was due to the reduced level of headcount.

Operating Expenses

     Research and Development, Net

      Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and development facilities primarily based in Israel. Research and development expenses were $1.8 million in the three-months ended June 30, 2002 compared to $2.6 million in the three-months ended June 30, 2001. Research and development expenses were $3.6 million in the six-months ended June 30, 2002 compared to $5.1 million in the six-months ended June 30, 2001. The decrease in research and development expenses is due to the reduced level of headcount, more effective cost management and the devaluation of the N.I.S. against the U.S dollar. Research and development expenses were 102.3% and 56.6% of total revenues in the three-months ended June 30, 2002 and 2001, respectively. Research and development expenses were 86.8% and 43.6% of total revenue in the six-months ended June 30, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue is due to a smaller decrease in research and development expenses compared to the decrease in total revenues.

     Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force, business development, marketing employees and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. We have sales personnel in offices located in the United States, Canada and Europe. Sales and marketing expenses were $2.9 million for the three-months ended June 30, 2002 compared to $6.0 million in the three-months ended June 30, 2001. Sales and marketing expenses were $6.1 million for the six-months ended June 30, 2002 compared to $13.3 million in the six-months ended June 30, 2001. The decrease in sales and marketing expense is due to the reduced level of headcount and more effective cost management. Sales and marketing expenses were 162.5% and 130.6% of total revenues in the three months ended June 30, 2002 and 2001, respectively. Sales and marketing expenses were 148.6% and 112.8% of total revenues in the six-months ended June 30, 2002 and 2001, respectively.

      The increase in sales and marketing expenses as a percentage of total revenues is due to a smaller decrease in sales and marketing expenses compared to the decrease in total revenues.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $1.2 million in the three-months ended June 30, 2002 compared to $3.2 million in the three-months ended June 30, 2001. General and administrative expenses were $2.6 million in the six-months ended June 30, 2002 compared to $6.4 million in the six-months ended June 30, 2001. General and administrative expenses were 66.7% and 69.8% of total revenues in the three months ended June 30, 2002 and 2001, respectively. General and administrative expenses were 62.7% and 54.1% of total revenues in the six-months ended June 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts of zero and $1.1 million for the three-months ending June 30, 2002 and 2001, respectively, the general and administrative expenses were $1.2 million and $2.1 million for the three-months ending June 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts of $251,000 and $2.2 million for the six-months ending June 30, 2002 and 2001, respectively, the general and administrative expenses were $2.3 million and $4.2 million for the six-months ending June 30, 2002 and 2001, respectively. The decrease in general and administrative expenses is due to the reduced level of headcount and more effective cost management. Excluding the provision for bad and doubtful debts general and administrative expenses were 66.7% and 45.7% of total revenues in the three-months ended June 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts general and administrative expenses were 56.6% and 35.5% of total revenues in the three-months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses excluding the provision for bad and doubtful debts as a percentage of total revenues is due to a smaller decrease in general and administrative expenses compared to the decrease in total revenues.

Amortization of Intellectual Property, Other Intangible Assets and Deferred Stock Compensation

      Amortization of intellectual property, other intangible assets and deferred stock compensation is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. in June 2000 and deferred stock compensation in 1999. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary shares for accounting purposes. Intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Total amortization expense was $945,000 for the three-months ended June 30, 2002 compared to $951,000 in the three-months ended June 30, 2001. Total amortization expense was $1.8 million for the six-months ended June 30, 2002 compared to $1.9 million in the six-months ended June 30, 2001.

Finance and Other Income and Expense, Net

      Finance and other income and expense, includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Finance and other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended June 30, 2002, finance and other income was $519,000 compared to $533,000 in the three-months ended June 30, 2001. For the six-months ended June 30, 2002, finance and other income was $820,000 compared to $1.2 million in the six-months ended June 30, 2001. The decrease in finance and other income is primarily due to lower interest earned on the decreasing balance of cash, cash equivalents and short-term investments. This is partially offset by a foreign exchange gain in the three-months ending June 30, 2002.

Liquidity and Capital Resources

      As of June 30, 2002, the Company had cash, cash equivalents and short-term investments (hereinafter “cash”) of $33.7 million, which represents a decrease of $8.1 million from December 31, 2001.

      Net cash used in operating activities was $8.0 million and $11.0 million for the six-months ended June 30, 2002 and 2001, respectively, and was primarily used for funding the operations of the ongoing business needs. Cash provided by investing activities was $13.0 million and $20.2 million for the six-months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities was $282,000 and $662,000 for the six-months ended June 30, 2002 and 2001, respectively, and consists primarily of proceeds from the issuance of Ordinary Shares.

      Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of adding international operations and other factors. We believe that our current cash balances based on our current burn rate will be sufficient to fund our operations for at least the next 18 months. However, if the Company is able to perform and maintain to its latest financial and operational plans then the Company will be able to revert to being cash positive at some point in 2003 and therefore will be able to fund its operations on a continuing basis.

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff, advising us that our Ordinary Shares have been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised it would delist our Ordinary Shares from The Nasdaq National

Market at the opening of business on August 21, 2002, unless the Company applied to transfer its securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. The Company intends to appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that such an appeal will be successful. During the pendency of the appeal our Ordinary Shares will continue to trade on The Nasdaq National Market. The Company is also considering applying to transfer its Ordinary Shares to The Nasdaq SmallCap Market, as well as other potential avenues to take with respect to maintaining its listing. If we lose our Nasdaq National Market status, the Company anticipates that our Ordinary Shares would trade either as a Nasdaq SmallCap issue or in the over-the-counter market, both of which may be viewed by some investors as less desirable, less liquid marketplaces.

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

      Since we have incurred tax losses through June 30, 2002, we have not yet used the tax benefits for which we are eligible. See below Risk Factors — Risks Relating to our Business.

Impact of Inflation and Currency Fluctuations

      Most of our sales are in U.S. dollars. However a significant portion of our costs are incurred in Israel in relation to our operations. Our research and development costs are primarily denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/U.S. dollar exchange rate. The Company on an arms-length basis tries to minimize the exposure for the exchange rate between the U.S. dollar and the NIS by buying forward contracts on a non-speculative basis through established commercial banks. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we have operations in EEC.

Other Information

      On June 17, 2002, the Audit Committee of the Board of Directors of the Company authorized and approved (1) the engagement of Ernst & Young International as the independent auditors for the Company for the fiscal year 2002 and (2) the provision of non-audit services during fiscal 2002 by certain firms within Ernst & Young International, consisting of the preparation of tax returns for the Company’s subsidiaries located in North America, Japan and the EEC and found that such did not compromise the independence of the auditors.

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

Risks Relating to Our Business

The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and the Company’s results of operations

      Current predictions for the general economy indicate continued uncertain economic conditions. Weak economic conditions may continue to cause a reduction in information technology spending generally. Consequently, there may continue to be an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to such changing conditions in a timely manner that may result in an adverse impact on our results of operations. Any such adverse impacts to our results of operations from a changing economy may cause the price of our Ordinary Shares to decline.

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line

      We have a limited operating history generally and an even more limited history operating the business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenues until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we re-positioned the Company’s products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. We do not know if our new strategic and product focus will be successful. To the extent we do not succeed in generating revenue from licensing our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses

      We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2002. We incurred net losses of $11.2 million for the six-months ended June 30, 2002, approximately $34.7 million for the year ended December 31, 2001, $19.2 million for the year ended December 31, 2000, and $11.5 million for the year ended December 31, 1999. As of June 30, 2002, we had an accumulated deficit of approximately $114.1 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses during 2002. However we expect these expenses to decrease in 2002 compared to 2001. As a result, we will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate based on Internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and consequently our earnings.

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

      Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In some recent quarters our operating results have been below the expectations of public market analysts and investors. It is likely that in some future quarters, our operating results may also be below such expectations.

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

If we lose a major customer, our revenues could suffer because of our customer concentration

      We have generated a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenues would be adversely affected. One OEM customer, whose contract with the Company terminated in early 2002, accounted for more than 41.9%, 30.8% and 52.0% for the three-month and six-month period ended June 30, 2002 and the twelve-month period ended December 31, 2001, respectively. We are currently in negotiations with this customer for a new contract; however, there can be no assurance that a new contract will be signed or that we will generate revenue from this customer in the future. In addition, in 2001, two other customers together accounted for an aggregate of 11% of our revenues. In 2000, one OEM customer accounted for more than 27% of our revenues. In 1999, revenues from one end-user customer represented 13% of our revenues. It is possible that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

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

      In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licenses of our older products, such as Foundation and e-Accelerator, and we anticipate future declines in these licenses. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues will decline and this will likely materially impact adversely our revenue, operating results and stock price.

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

      In addition, the Company’s products may face competition from operating system software providers that may elect to incorporate similar technology into their own products.

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

Factors outside our control may cause the timing of our license revenues to vary from quarter-to-quarter, possibly adversely affecting our operating results

      Applicable accounting policies may cause us to report new license agreements as deferred revenue. We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or customization services, recognition of the associated license and service revenue could be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, as this process may require access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

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

Failure to develop key strategic relationships could limit our growth

      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key independent software vendors, resellers, systems integrators, distribution partners and customers. If we fail to develop these strategic partnerships, our growth could be limited. As of June 30, 2002, we had entered into various alliances, remarketing and partnership agreements with certain portal framework vendors and system integrators. We do not know if these will prove to be successful relationships in the future or if they will result in any material revenue for the Company.

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

Our international operations are subject to additional risks

      Revenues from customers outside the United States represented approximately $2.1 million or 51.1% and $14.4 million, or 70% of our total revenues for the six-months ended June 30, 2002 and the twelve-months ended December 31, 2001, respectively. Our international operations will continue to be subject to a number of other risks, including, but not limited to:

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

We may not have sufficient insurance to cover all potential claims against our officers and directors nor may we be able to renew our directors and officers (“D&O”) insurance policy at a reasonable rate or obtain sufficient coverage

      Although the Company carries D&O insurance, our insurance may not cover all potential claims against our directors and officers. As of August 2, 2002 the Company renewed its D & O insurance policy for a period of twelve months to August 1, 2003. There is no assurance we could renew such policy after August 1, 2003. As a result, it may be difficult to retain or attract qualified directors or officers.

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

Terrorist attacks such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001 and other attacks or acts of war may adversely affect the markets on which our Ordinary Shares trade, our financial condition and our results of operations

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact our financial condition and our results of operations.

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

      The NIS was devalued against the U.S. dollar by approximately 8% and 3% in the six-months ended June 30, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.769 and NIS 4.416 for one U.S. dollar on June 30, 2002 and December 31, 2001, respectively.

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

Israeli regulations may limit our ability to engage in research and development and export our products

      Under Israeli law, we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 2003. Our research and development activities in Israel together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

The new tax reform in Israel may reduce our tax benefit, which might adversely affect our profitability

      On July 24, 2002 Israel’s Knesset approved significant tax reform legislation. The tax reform will go into effect primarily on January 1, 2003 and will be implemented on a gradual basis. We have not yet analyzed the likely implications of the new tax reform legislation on its results and operations. There is a risk that the impact may be material due to the underlying substantive changes in the basis of both the corporate and individual taxation framework. Furthermore, the new tax reform legislation may reduce, but not eliminate the tax benefits available to approved enterprises such as our company.

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

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff, advising us that our Ordinary Shares have been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002, unless we apply to transfer our securities to The Nasdaq SmallCap Market or request a hearing to appeal the Staff’s determination to a Listing Qualification Panel. We intend to request a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. There can be no assurance that such an appeal will be successful. During the pendency of the appeal, our Ordinary Shares will continue to trade on the Nasdaq National Market. The Company is also considering applying to transfer its Ordinary Shares to The Nasdaq SmallCap Market, as well as other potential avenues to take with respect to maintaining its listing on The Nasdaq National Market. If we lose our Nasdaq National Market status, the Company anticipates that our Ordinary Shares would trade either as a Nasdaq SmallCap issue or in the over-the-counter market, both of which may be viewed by some investors as less desirable, less liquid marketplaces.

      The lack of liquidity may make it more difficult for us to raise capital in the future. In addition, current and prospective customers and strategic partners may limit or cease their business relationships with us because of concerns or perceptions regarding our listing status and future liquidity.

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

      The NIS was devalued against the U.S. dollar by approximately 8% and 3% in the six-months ended June 30, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.769 and NIS 4.416 for one U.S. dollar on June 30, 2002 and December 31, 2001, respectively.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      The Company and six of its officers and directors have been named as defendants in a consolidated action captioned In re BackWeb Technologies, Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from the Company’s June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of the Company’s stock. The complaint alleges claims against the Company and its officers and directors under Section 11 of the Securities Act of 1933, as amended (the “’33 Act”) and alleges claims against the officers and directors under Section 15 of the ’33 Act and pursuant to Rule 10b-5 and Sections 10b and 20(a) of the Securities Exchange Act of 1934. The complaint also names as defendants the underwriters for the Company’s initial public offering. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues. The Company and its officers and directors believe the allegations against them are without merit and intend to defend the action vigorously.

Item 2. Changes in Securities and Use of Proceeds

      As at June 30, 2002, the Company had one Series E Preferred Share outstanding. The Series E Preferred Share was issued in connection with the acquisition by the Company of Lanacom Inc., in July 1997, and represented shares of Lanacom and/ or BackWeb Canada, Inc. that were exchangeable on a three-to-one basis for the Company’s Ordinary Shares. During the three months ended June 30, 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 Ordinary Shares of the Company. Subsequent to June 30, 2002, the Series E Preferred Share was returned to the Company and converted into Ordinary Shares which are held in the Company’s treasury.

Item 3. Defaults Upon Changes of Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      On June 17, 2002, the Audit Committee of the Board of Directors of the Company authorized and approved (1) the engagement of Ernst & Young International as the independent auditors for the Company for the fiscal year 2002 and (2) the provision of non-audit services during fiscal 2002 by certain firms within Ernst & Young International, consisting of the preparation of tax returns for the Company’s subsidiaries located in North America, Japan and the EEC and found that such did not compromise the independence of the auditors.

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

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three-months ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

Date: August 14, 2002

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