Form 10-Q
period 2002-09-30
BACKWEB TECHNOLOGIES LTD
filed 2002-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares of the registrant’s Ordinary Shares outstanding as of November 11, 2002 was 39,772,254 shares.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q

Quarterly Period Ended September 30, 2002

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

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	Unaudited	Audited

ASSETS
Current assets:
Cash and cash equivalents	$20,002	$17,209
Short-term investments	8,207	24,615
Trade accounts receivable, net of allowance for doubtful accounts of $2,843 and $2,957 at September 30, 2002 and December 31, 2001, respectively	1,046	3,529
Other accounts receivable and prepaid expenses	1,825	2,015

Total current assets	31,080	47,368
Long-term investments and other long term assets	2,616	2,458
Property and equipment, net	1,417	3,356
Intellectual property and other purchased intangibles, net	—	3,330

Total assets	$35,113	$56,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,021	$7,192
Deferred revenue	1,228	2,271

Total current liabilities	10,249	9,463
Accrued severance pay, net	190	240
Long-term deferred revenue	182	228
Shareholders’ equity:
Series E preferred shares, nominal value NIS 0.01 per share; zero and one share authorized, issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	3,454
Ordinary shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at September 30, 2002 and December 31, 2001; 39,608,968 and 38,613,328 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	150,866	147,114
Notes receivable from shareholders	(1,014)	(1,235)
Deferred stock compensation	—	(216)
Accumulated other comprehensive income	68	400
Accumulated deficit	(125,428)	(102,936)

Total shareholders’ equity	24,492	46,581

Total liabilities and shareholders’ equity	$35,113	$56,512

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:
License	$148	$2,635	$1,571	$10,642
Service	754	1,846	3,433	5,635

Total revenues	902	4,481	5,004	16,277
Cost of revenues:
License	46	62	173	334
Service	813	1,132	2,791	4,218

Total cost of revenues	859	1,194	2,964	4,552

Gross profit	43	3,287	2,040	11,725
Operating expenses:
Research and development, net	1,438	2,017	4,998	7,165
Sales and marketing	2,505	5,375	8,601	18,675
General and administrative	1,226	2,058	3,797	8,435
Restructuring charge	4,678	2,825	4,678	2,825
Write-off of intellectual property and other intangibles	1,764	—	1,764	—
Amortization of intellectual property and other intangible assets	—	783	1,566	2,349
Amortization of deferred stock compensation	—	168	216	506

Total operating expenses	11,611	13,226	25,620	39,955

Loss from operations	(11,568)	(9,939)	(23,580)	(28,230)

Finance and other income, net	268	694	1,088	1,942
Write-down of an equity investment	—	—	—	(2,500)

Net loss	$(11,300)	$(9,245)	$(22,492)	$(28,788)

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.57)	$(0.75)

Weighted average number of shares used in computing basic and diluted net loss per share	39,512	38,313	39,222	38,147

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Operating Activities
Net loss	$(22,492)	$(28,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad and doubtful debts	205	2,542
Amortization of intellectual property and other intangible assets	1,566	2,349
Write-off of intellectual property and other intangibles	1,764	—
Amortization of deferred stock compensation and premium of investments	265	506
Depreciation	1,933	1,309
Loss on disposal of property and equipment	57	—
Forgiveness of shareholder note receivable	221	—
Write-down of an equity investment	—	2,500
Changes in operating assets and liabilities:
Trade accounts receivable	2,278	2,495
Other accounts receivable, prepaid expenses, and other long-term assets	29	914
Accounts payable and accrued liabilities	1,829	44
Deferred revenue	(1,089)	(1,621)
Accrued severance pay, net	(50)	58

Net cash used in operating activities	(13,484)	(17,692)

Investing Activities
Purchases of property and equipment	(51)	(899)
Purchase of short-term investments	(6,656)	(5,319)
Proceeds from short-term investments	22,686	27,706
Long term investments	—	(500)

Net cash provided by investing activities	15,979	20,988

Financing Activities
Repayment of shareholder loans	—	(371)
Proceeds from shareholders’ notes receivable	—	506
Proceeds from issuance of Ordinary shares, net	298	635

Net cash provided by financing activities	298	770

Net increase in cash and cash equivalents	2,793	4,066
Cash and cash equivalents at beginning of the period	17,209	21,076

Cash and cash equivalents at end of the period	$20,002	$25,142

Supplemental disclosure of noncash investing and financing transactions
Exchange of Series E preferred stock to Ordinary Shares	$3,454	$—

Purchase of property and equipment	$—	$500

Forfeiture of restricted shares	$—	$238

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies

      Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”) is a provider of critical communications infrastructure software and application-specific software that enable companies to communicate and distribute business-critical, time-sensitive information throughout their extended enterprise of customers, partners and employees. BackWeb sells its products directly to end users from a variety of industries, including the telecommunications, financial and computer industries, and through OEM and reseller arrangements.

      The BackWeb group of companies consists of wholly owned subsidiaries operating as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; and BackWeb Technologies Europe Limited, a United Kingdom corporation with a branch in Germany.

      Four subsidiaries ceased commercial operations in January 2002 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; and BackWeb Technologies S.a.r.l., a French corporation. Two subsidiaries ceased commercial operations in September 2001 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies A.B., a Swedish corporation, and BackWeb K.K. Ltd., a Japanese corporation.

      Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2001 has been derived from audited financial statements at such date. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting primarily of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

      Revenue Recognition — The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

      To date, the Company has derived its revenue from license fees of its products, maintenance and training, as well as rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

      Revenue from license fees is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations with regard to installation remain, the fee is fixed or determinable, and collectibility is probable. The Company does not generally grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses in the accounting period in which the sale occurs. The Company recognizes license revenue arising from a term license over the contractual term of the license. Management defines a term license as one whose term is one year or less from the date the official order form and sale occurs, and revenue arising during this period is ratably recognized over the license period.

      The Company derives revenues primarily from contracts with corporate customers, resellers and OEM’s, as well as from royalty fees earned upon delivery of products that incorporate the Company’s software. Revenues derived from contracts with resellers are not recognized until software is sold through to the end user. Royalty revenues are recognized when reported to the Company after delivery of the related products. In addition, royalty revenue can arise from the right to use the Company’s products.

      Service revenues are primarily comprised of revenues from standard maintenance agreements, consulting and training fees. Customers licensing the Company’s products generally purchase the standard annual maintenance agreement for the products. Revenues from maintenance agreements are recognized on a straight-line basis over the life of the maintenance period. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services are billed at a per session basis. The Company recognizes service revenues from consulting and training when provided to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

      Net Loss Per Share — The Company’s basic and diluted net loss per share has been computed using the weighted-average number of Ordinary Shares outstanding during the period.

      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(11,300)	$(9,245)	$(22,492)	$(28,788)

Basic and diluted:
Weighted-average shares	39,556	38,462	39,288	38,335
Less weighted-average shares subject to Forfeiture	(44)	(149)	(66)	(188)

Weighted average number of shares used in computing basic and diluted net loss per share	39,512	38,313	39,222	38,147

Basic and diluted net loss per share	$(0.29)	$(0.24)	$(0.57)	$(0.75)

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(11,300)	$(9,245)	$(22,492)	$(28,788)
Change in net unrealized (loss) gain on Investments	(76)	109	(329)	254
Change in unrealized loss on forward contracts	(49)	—	(3)	—

Total comprehensive loss	$(11,425)	$(9,136)	$(22,824)	$(28,534)

      Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

      Recently Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the “New Rules”), effective for fiscal years beginning after December 15, 2001. Under the New Rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to impairment tests in accordance with the New Rules. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As required the Company reviewed SFAS 141 and 142 in the three-month and nine-month periods ended September 30, 2002. SFAS 141 does not apply to the Company because the acquired intangibles recorded in the financial statements did not arise from a business combination. SFAS 142 was implemented in the three-month period ended March 31, 2002.

      In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 became effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 was implemented in the three-months ended March 31, 2002. The Company will undertake a review on a quarterly basis to determine if any adjustment should be made due to prevailing uncertain economic environment conditions that may affect certain long-lived assets currently recorded in the financial statements.

      In conjunction with the Company’s restructuring that included a reduction-in-force of 61 employees (see condensed consolidated financial statements Note #5) the Company changed its internal allocation of resources. The Company now believes that it is unlikely that any future value will be realized from the wireless technology that was acquired from Mobix Communications Ltd. This wireless technology was recorded as intangibles on June 27, 2000 and had a carrying value of $1.8 million as of June 30, 2002. Based on SFAS 144, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company has written-off the $1.8 million remaining carrying value of its intangibles during the three-months ended September 30, 2002. In addition during the three-months ended September 30, 2002, $200,000 of fixed assets were written-down due to the vacating of certain facilities. The write-down was recorded as depreciation expense and is a component of the restructuring charges discussed in Note #5 of the condensed consolidated financial statement.

      The FASB recently issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or operating results.

Note 2.     Selective Balance Sheet Detail

      Cash Equivalents and Short-Term Investments — Cash equivalents consist of money market instruments, bank time deposits, commercial paper and debt-securities with original maturities of 90 days or less. Short-term investments consist of debt securities with original maturities between three months and three years.

      In February 2001, a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC) was signed and is considered restricted cash. The letter of credit is with respect to a security deposit for leased offices in the Company’s headquarters in San Jose, California, United States. The letter of credit extends to the end of the lease in February 2007.

      Management determines the appropriate classification of debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices, with all unrealized gains and losses, if any, included as a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium or discounts on investments are included in interest income and have not been material to date. The cost of securities sold is based on the specific identification method.

      Forward Exchange Contracts — Effective May 2001, the Company adopted Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which first affected the Company in the three-months ended June 30, 2002 and requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized currently in earnings.

      The Company hedges certain forecasted committed expenses payable in New Israeli Shekels, or NIS. In accordance with FAS 133, hedges of such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to expense. All amounts accumulated in OCI at quarter end will be reclassified to earnings within the next three months. At September 30, 2002, the Company had forward foreign exchange contracts outstanding with a notional face value of $1.8 million. The amount of unrealized loss on these contracts at September 30, 2002 was $3,000. During the three-months and nine-months ended September 30, 2002, the Company had entered into zero and $4.3 million of forward exchange contracts and satisfied its obligations on forward contracts with a notional face value of approximately $1.8 million and $2.5 million and a term of less than five months, respectively. The gain or (loss) recognized from these forward contracts in the three-months and nine-months ended September 30, 2002 was ($6,000) and $56,000, respectively.

      Credit Risk — Financial instruments that potentially subject BackWeb to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade account receivables. BackWeb’s cash, cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and commercial paper and corporate securities of corporations that management believes are financially sound and are managed by major banks in the United States. Such investments in the United

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity.

      BackWeb sells its products to customers primarily in North America and Europe. BackWeb performs ongoing credit reviews of its customers’ financial condition and does not require collateral. BackWeb maintains reserves to provide for estimated credit losses. The Company from time to time engages in selling receivables on a non-recourse basis with established commercial banking institutions.

      Property and Equipment — Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally two to three years.

      Property and equipment, at cost, consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Computer and peripheral equipment	$3,866	$3,958
Office, furniture and equipment	2,604	2,611
Leasehold improvements	1,113	1,150

	7,583	7,719
Less accumulated depreciation	(6,166)	(4,363)

Property and equipment, net	$1,417	$3,356

Intellectual Property and Other Purchased Intangibles, Net

      On June 27, 2000, BackWeb completed its acquisition (the “Acquisition”) of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., (“Mobix”) pursuant to a Software and Asset Purchase Agreement. As discussed in Note 1, the Company adopted SFAS 142 in January 2002. In conjunction with the Company’s third quarter of 2002 restructuring that included a reduction-in-force of 61 employees (see condensed consolidated financial statements note #5) the Company changed its internal allocation of resources. The Company now believes that it is unlikely that any future value will be realized from the wireless technology that was acquired from Mobix. As of June 30, 2002 the carrying value of the intangibles was $1.8 million. Based on SFAS 144 the Company’s intangibles assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of its intangibles during the three-months ended September 30, 2002.

      The Company recorded amortization expense of zero and $1.6 million during the three-months and nine-months ended September 30, 2002. The Company recorded amortization expense of $783,000 and $2.3 million during the three-months and nine-months ended September 30, 2001. Intellectual property was being amortized over three years and assembled workforce was amortized over two years.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intellectual property and other purchased intangibles consist of the following (in thousands):

		As of September 30, 2002			As of December 31, 2001

		Accumulated	Write-off of			Accumulated
	Gross	Amortization	Intangibles	Net	Gross	Amortization	Net

		(Unaudited)			(Audited)
Intellectual property	$5,525	$(3,761)	$(1,764)	$—	$5,525	$(2,871)	$2,654
Assembled workforce	2,700	(2,700)	—	—	2,700	(2,024)	676

Total	$8,225	$(6,461)	$(1,764)	$—	$8,225	$(4,895)	$3,330

Long Term Investments and Other Long Term Assets

      BackWeb invested in Emony Ltd now called Red Bend Ltd, an Israel private company (Red Bend) on November 1, 2000, when the Company acquired 483,600 shares of Series B Preferred Shares of Red Bend Ltd. in exchange for payment of $500,000. The second part of this two-part investment occurred on August 1, 2001.

      In August 2001, the Company and a group of other investors (collectively, the “Lenders”) entered into a Convertible Loan Agreement (the “Loan Agreement”) with Red Bend Ltd., pursuant to which the Lenders loaned Red Bend US$2,150,000 (the “Loan Amount”) for working capital purposes. The Loan Amount was to bear interest, compounded monthly, at the LIBOR rate for 6 months loans as quoted by Bank Leumi LeIsrael Ltd. plus 1.5% per annum and was repayable in full on September 20, 2002, unless converted. In the event that Red Bend closed a financing resulting in a net aggregate cash proceeds of at least $5 million at a price of at least US$1.34, the outstanding portion of the Loan Amount was to be automatically converted into Series B1 Preferred Shares (the “Preferred Shares”) of Red Bend at a conversion price of US$1.34 per share. In addition, until such an investment were received, any of the Lenders had the right, through the exercise of a warrant granted pursuant to the Loan Agreement, to convert its portion of the Loan Amount into Preferred Shares. The Company’s portion of the Loan Amount was $500,000.

      In July 2002, in connection with an investment of US$1,700,000 in Red Bend by certain existing shareholders of Red Bend, all Lenders agreed to exercise their warrants, agreeing to convert the Loan Amount into Series B Preferred Shares par value NIS 0.01 each, instead of Series B1 Preferred Shares par values NIS 0.01 each as originally provided under the Loan Agreement. As a result of this exercise and conversion, the Company received 1,339,997 shares of Series B Preferred Shares of Red Bend. In addition, the Company, along with other investors in Red Bend, agreed to cancel warrants it had received in connection with its earlier investment in Red Bend.

Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Accounts payable	$656	$461
Accrued compensation and related expense	1,983	3,135
Sales and marketing events	269	385
Restructuring accrual	4,174	778
Other	1,939	2,433

	$9,021	$7,192

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series E Preferred Share

      As of September 30, 2002, the Company had no Series E Preferred Shares outstanding. The Series E Preferred Share was issued in connection with the acquisition by the Company of Lanacom Inc., in July 1997, and represented shares of Lanacom and/or BackWeb Canada Inc. that were exchangeable on a three-to-one basis for the Company’s Ordinary Shares. During the three-months ended June 30, 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 Ordinary Shares of the Company. During the three-months ended September 30, 2002, the Series E Preferred Share was returned to the Company and converted into Ordinary Shares, which are held in the Company’s treasury.

Shareholder Note Receivable

      The restructuring charge during the three-month period ended September 30, 2002 included a severance benefit to one employee of $221,000 related to the forgiveness of the principal amount of a shareholder note receivable.

Note 3.     Contingencies

      Contingencies — From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

      The Company and six of its officers and directors have been named as defendants in a consolidated action captioned In re BackWeb Technologies, Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from the Company’s June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of the Company’s stock. The complaint alleges claims against the Company and its officers and directors under Section 11 of the Securities Act of 1933, as amended (the “’33 Act”) and alleges claims against the officers and directors under Section 15 of the ’33 Act and pursuant to Rule 10b-5 and Sections 10b and 20(a) of the Securities Exchange Act of 1934. The complaint also names as defendants the underwriters for the Company’s initial public offering. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which the Company and its named officers and directors are a part, on common pleadings issues. That motion was heard before the Court in New York on November 1, 2002. Additionally, on or about October 9, 2002, the Court entered and ordered the Stipulation of Dismissal of the plaintiffs and the six individual defendants, which dismissed all six individual defendants from the litigation without prejudice. The Company believes the allegations against it are without merit and intend to defend the action vigorously.

      The Company believes it has meritorious defenses and intends to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there was an adverse outcome, the Company’s business could be harmed. Thus, the Company cannot provide assurances that this lawsuit will not materially and adversely affect its business, results of operations or share price. During the three-month period ended December 31, 2001, the Company accrued what it considers an appropriate amount with regard to initial legal expenses related to action.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Segments and Geographic Information

      BackWeb operates in one industry segment: the development, marketing and sales of network application software. Operations in Israel include research and development. Operations in the United States and Canada (collectively, “North America”) and member countries of the European Economic Community “EEC” include sales and marketing. The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Nine Months Ended

	September 30,	September 30,
	2002	2001

	(Unaudited)	(Unaudited)
Revenues:
North America	$2,601	$4,774
Israel	1,668	9,670
EEC	735	1,833

	$5,004	$16,277

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Long-lived assets:
North America	$935	$2,038
Israel	1,434	2,214
EEC	48	104

	$2,417	$4,356

      All revenues generated in North America and the EEC are from customers located in those geographic regions. Revenues generated in Israel consist of export sales to customers located in the rest of the world, excluding North America and the EEC, as well as OEM sales to all geographic regions. One OEM accounted for 25% or $1.3 million and 53% or $8.7 million of the Company’s revenues in the nine-months ended September 30, 2002 and September 30, 2001, respectively.

Note 5.     Restructuring Charges

      On September 30, 2002, the Company announced a restructuring plan, which is being implemented in the three months ending December 31, 2002. The restructuring plan includes a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. The restructuring charge recorded during the three-months ended September 30, 2002 was $4.7 million of which approximately $4.2 million remained in accrued liabilities as of September 30, 2002. The $4.7 million restructuring charge consisted of $1.6 million of severance and benefit cost, which includes forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility cost, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring cost. The $1.6 million charge was related to severance and benefits to terminate 61 employees representing approximately 44% of the Company’s global workforce employed as of September 30, 2002. The $2.7 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments.

      On July 2, 2001, the Company announced a restructuring plan, which was implemented in the three months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities and canceling of office service leases as a result of employee terminations and office consolidation. The restructuring charge recorded during the three-months ended September 30, 2001 was $2.8 million. As of September 30, 2002 the restructuring charge had been fully paid. The $2.8 million restructuring charge consisted of $1.3 million of severance and benefit costs, $1.4 million of facility costs and $100,000 related to other related restructuring costs. The $1.3 million charge was related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of September 30, 2001. The $1.4 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001, related to the closure and consolidation of offices in the EEC, Japan and the United States.

Note 6.     Nasdaq Listing

      On August 13, 2002, the Company received a letter from The Nasdaq Listing Qualifications Staff, advising it that the Company’s Ordinary Shares had been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that the Company had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised it would delist the Company’s Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002, unless the Company applied to transfer its securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualification Panel. The Company initially requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. Subsequently, the Company applied to transfer to and began trading on The Nasdaq SmallCap Market on September 23, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the section on entitled “Risk Factors” that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-Q.

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

      In August 1997, in an effort to expand the features and functionalities of our product offerings, we acquired all the outstanding shares of Lanacom Inc., a Canadian corporation. The acquisition has been accounted for using the purchase method of accounting, and accordingly the purchase price has been allocated to the tangible and intangible assets acquired and the liabilities assumed on the basis of their respective fair value on the acquisition date. The purchase price of $3.9 million was determined based on the value of shares originally issued and options granted. Of the total purchase price, approximately $3.2 million was allocated to goodwill, representing the excess of the aggregate purchase price on the fair value of tangible and intangible assets. The remainder of the purchase price was allocated to net tangible liabilities assumed ($103,000), developed technology ($400,000) and other identifiable intangible assets ($383,000). Goodwill, developed technology and other identified intangibles are amortized on a straight-line basis over the estimated useful life, which ranges from 24 to 30 months. The first BackWeb product, incorporating Lanacom’s Headliner product, BackWeb Foundation Version 4.0, was released in January 1998.

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

      On June 27, 2000, BackWeb completed its acquisition of the software and intellectual property owned, licensed or developed by Mobix Communications Ltd. (“Mobix”) for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement among BackWeb, Mobix and the principal shareholder of Mobix. BackWeb allocated the excess purchase price over the fair value of net tangible assets acquired to the following intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to intellectual property and $2.7 million to assembled work force and to other intangibles. As of the acquisition date, technological feasibility of the in-process technology had not been established and the technology had no alternative future use; therefore, BackWeb expensed the amount of the purchase price allocated to IPR&D of approximately $8.4 million as of the date of the acquisition in accordance with generally accepted accounting principles. The capitalized intangible assets were being amortized on a straight-line basis over their extended useful lives of two to three years. During the three-month period ended September 30, 2002 the Company wrote-off the remaining carrying value of the capitalized intangibles in the amount of $1.8 million.

      In 2001, BackWeb re-positioned itself to focus on the enterprise portal space. We intend to establish BackWeb ProactivePortal technology as the leading software system for offline enterprise portal communications and enterprise portal notification. We believe that the adoption of our BackWeb Foundation and our BackWeb e-Accelerator application by leading companies and partners across various industries validates our technology and should facilitate broad market acceptance of our ProactivePortal solution. In addition, we believe that the selection of our products by industry leaders should promote the adoption of our critical communications solution by these companies, as well as their partners, suppliers and distributors. We also believe that this adoption, along with the competitive advantages achieved with our products, will drive other industry participants to adopt our products as their preferred solution. We intend to continue to focus our development efforts on increasing the functionality and flexibility of BackWeb ProactivePortal technology to facilitate its adoption and to increase technological barriers to entry.

      Since our inception, we have derived revenues from the licensing of our products and from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenues such as salaries and related expenses of our customer support and consulting organizations and cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of the direct sales force, reseller channel, system integrators and OEMs.

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

      We derive our revenue from license fees of our products, maintenance, customer training and the rendering of consulting services. Our products are generally sold through our direct sales force, resellers and

OEMs. As described below, management estimates must be made and used in connection with the revenue recognized in any accounting period.

      We license our products on a perpetual and on a term basis. We recognize license revenue arising from the sale of perpetual licenses in the accounting period that the sale occurs. We recognize license revenue arising from term licenses over the contractual term of the license. Management defines a term license as one that is one year or less from the effective date of the official order form, and revenue arising during this period is ratably recognized over the license period. Management defines a perpetual license as one that is more than one year, in which case we recognize revenue in the accounting period in which the official order form is signed and the sale occurs.

      The determination criterion for the definition of a license sale is when persuasive evidence of an arrangement has been delivered, the fee is fixed and determinable, and the collection of the resulting receivable is reasonable assured. Delivery generally occurs when the product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our license sale is fixed and determinable. If the fee is not fixed or determinable we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. The fee is assessed by determining if a discount from the price list is applicable, and whether the discount is in accordance with what management believes to be generally acceptable discounts. The principal factors taken into account when giving a discount are among others the volume of licenses in the transaction, the strategic nature of the deal and customer and the future likelihood of further transactions with the same customer. In addition, we assess whether or not collection is reasonably assured. We assess the granting of payment terms associated with the transaction, which are generally 30 to 90 days from the effective date of the order form. In cases where we do not establish reasonable assurance of collection, revenue is recognized only on the receipt of payment. Payment terms outside of these parameters are generally recognized as the fees become due.

      We assess collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established at the time the official order form is signed, we defer the fee and recognize revenue at the time collection is made, which is generally upon the receipt of cash.

      For all sales made through our direct sales force, we use a Software License and Service Agreement (“SLSA”) signed by both parties and an official order form for each sale made signed by both parties. For sales through a reseller, a standard reseller agreement is executed and evidence of orders from customers is supplied before revenue is recognized.

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

      Our arrangements do not generally include acceptance. However, if such an acceptance provision exists, then revenue recognition is deferred until written acceptance of the product has been received from the customer. All agreements we enter into are non-refundable and non-cancelable.

      We also recognize revenue from consulting activities, which is generally evidenced by a signed Statement of Work (“SOW”). A SOW may be time and materials based, and revenue is recognized at the time of invoicing the customer. If an acceptance clause is contained in the SOW, revenue is deferred until written acceptance is obtained from the customer. An SOW may also be a fixed bid. Management interprets fixed bids in a similar manner to an SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time revenue is recognized. The majority of SOW’s that are written are based on a time and materials basis.

      Revenue recognition for training to customers is determined when the training has been delivered to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts

      Management reviews on a continuing basis the uncollectibility of the trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade receivables. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors that come to light. Generally, a provision will be made when a trade receivable becomes 90 days past due. In exceptional cases, a provision after 90 days past due will be waived when, in the judgment of management after due diligence with the customer, management is confident that the receivable is still collectible and the customer has demonstrated that payment is forthcoming. During the nine-month period ended September 30, 2002, and the year ended December 31, 2001, management provided for $205,000 and $2.9 million, respectively, of doubtful debt provision arising primarily from “Internet-centric” businesses in the “business-to-consumer” market, that arose mainly as a result of the economic uncertainty leading to certain customers no longer being able to continue business. These provisions applied to revenue of which a majority was generated during the year ended December 31, 2000.

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

Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment

      We assess the impairment of long-lived assets, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value may not be recoverable. The factors we consider important in this assessment include, but are not limited to, the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of the company; and

•	Significant negative industry or economic trends,

      The determination that the carrying value of intangibles, long-lived assets and goodwill arising on the purchase of intellectual property may not be recoverable is based upon the existence of one or both of the above factors. An impairment review based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model is performed to determine the impaired amount that needs to be recorded.

      In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and was implemented in the three-month period ending March 31, 2002. In conjunction with the restructuring that included a reduction-in-force of 61 employees (see Condensed Consolidated Financial Statements Note 5) we changed our internal allocation of resources. We now believe that it is unlikely that any future value will be realized from the wireless technology that was acquired from Mobix. This wireless technology was recorded as intangibles on June 27, 2000 and had a carrying value of $1.8 million as of June 30, 2002. Based on SFAS 144 our intangibles assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore we have written-off the $1.8 million remaining carrying value of our intangibles during the three-months ended September 30, 2002.

Review of equity investments for impairment

      Management has made certain equity investments in other companies that it believes are in the interest of the Company and its strategic objectives. Before the investment(s) are executed, they are approved by our executive management and the Board of Directors. Generally, management designates an executive staff member to either serve on the Board of Directors of the investee as a voting member or as an observer. This process serves management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process while based on reasonably objective evidence supplied by the investee is combined with due diligence sought from general economic trends and indicators. During 2001, management carried out such reviews and accounted for an impairment charge against one of its equity investments for the full $2.5 million of the equity investment. Significant management judgment is made when conducting these reviews and future developments in the investee may result in the impairment provision becoming a write-off or reversed to some extent.

Results of Operations

Revenues

      The Company’s license revenue is derived from BackWeb ProactivePortal, BackWeb e-AcceleratorTM and BackWeb Foundation. The Company’s service revenue is derived from maintenance, consulting and training. Total revenues for the three-months ended September 30, 2002 were $902,000, a decrease of approximately $3.6 million or 79.9% from $4.5 million in the three-months ended September 30, 2001. Total revenues for the nine-months ended September 30, 2002 were $5.0 million, a decrease of approximately $11.3 million or 69.3% from $16.3 million in the nine-months ended September 30, 2001. The decrease reflects a decrease in license revenues and to a lesser extent a decrease in service revenue. We believe the decrease in total revenues was in part due to the continuing slowdown in companies’ information technology spending due to global economic conditions.

      Customers outside of North America accounted for 34.0% of total revenues in the three-months ended September 30, 2002 compared to 75.5% of total revenues in the three-months ended September 30, 2001. Customers outside of North America accounted for 48.0% of total revenues in the nine-months ended September 30, 2002 compared to 70.7% of total revenues in the nine-months ended September 30, 2001. One OEM customer accounted for zero and 52.5% or $2.4 million, of our revenues in the three-months ended September 30, 2002 and 2001, respectively, and accounted for 25.2% or $1.3 million, and 53.3%, or $8.7 million, of our revenues in the nine-months ended September 30, 2002 and 2001, respectively.

      Excluding indirect revenues from this OEM customer, whose contract with the Company terminated in early 2002, revenues outside of North America accounted for 34.0% of total revenues in the three-months ended September 30, 2002 compared to 48.3% of total revenues in the three-months ended September 30, 2001. Excluding indirect revenues from this OEM customer, revenues to customers outside of North America accounted for 30.5% of total revenues in the nine-months ended September 30, 2002 compared to 37.1% of total revenues in the nine-months ended September 30, 2001.

      License revenues were approximately $148,000 or 16.4% of total revenues in the three-months ended September 30, 2002 compared to $2.6 million, or 58.8% of total revenues in the three-months ended September 30, 2001. License revenues were $1.6 million, or 31.4% of total revenues in the nine-months ended September 30, 2002 compared to $10.6 million or 65.4% of total revenues in the nine-months ended September 30, 2001. The decreases in license revenue were primarily due to the decrease of both deal volume and average deal size as compared with previous periods. We believe that these declines occurred due to the continuing slowdown in companies’ information technology spending due to global economic conditions.

      Service revenues were $754,000 or 83.6% of total revenues in the three-months ended September 30, 2002 compared to $1.8 million or 41.2% of revenues in the three-months ended September 30, 2001. Service revenues were $3.4 million or 68.6% of total revenues in the nine-months ended September 30, 2002 compared to $5.6 million or 34.6% of total revenues in the nine-months ended September 30, 2001. The decrease in services revenues was due to a decrease in consulting and maintenance revenues, as a result of the decrease in license revenue.

Cost of Revenues

      Cost of license revenues consists primarily of expenses related to media duplication and packaging of products. Cost of license revenues was $46,000 or 31.1% of license revenues for the three-months ended September 30, 2002 compared to $62,000 or 2.4% of license revenues for the three-months ended September 30, 2001. Cost of license revenues was $173,000 or 11.0% of license revenues for the nine-months ended September 30, 2002 compared to $334,000 or 3.1% of license revenues for the nine-months ended September 30, 2001.

      Cost of service revenues consists primarily of expenses related to salaries and expenses of the customer support and professional service organizations, including related expenses of BackWeb consultants and third party consultants. Cost of service revenues was $813,000 or 107.8% of service revenues, in the three-months ended September 30, 2002 compared to $1.1 million or 61.3% of service revenues, in the three-months ended September 30, 2001. Cost of service revenues was $2.8 million, or 81.3% of service revenues, in the nine-months ended September 30, 2002 compared to $4.2 million or 74.9% of service revenues, in the nine-months ended September 30, 2001. The decrease in cost of service revenues during 2002 compared to 2001 was due to the reduced level of headcount and other general overhead savings during the period. The decrease in cost of service revenue is less than the relative decrease in service revenues causing the increase in cost of service revenue as a percentage of service revenue in 2002 compared to 2001.

Operating Expenses

Research and Development, Net

      Research and development expenses consist of personnel and related costs of our research and development employees, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. Our research and development facilities are in Israel. Research and development expenses were $1.4 million in the three-months ended September 30, 2002 compared to $2.0 million in the three-months ended September 30, 2001. Research and development expenses were $5.0 million in the nine-months ended September 30, 2002 compared to $7.2 million in the nine-months ended September 30, 2001. The decrease in research and development expenses was due to the reduced level of headcount, more effective cost management and the devaluation of the N.I.S. against the U.S. dollar. Research and development expenses were 159.4% and 45.0% of total revenues in the three-months ended September 30, 2002 and 2001, respectively. Research and development expenses were 99.9% and 44.0% of total revenue in the nine-months ended September 30, 2002 and 2001, respectively. The increase in research and development expenses as a percentage of total revenue was due to a smaller decrease in research and development expenses compared to the decrease in total revenues.

Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force, business development, marketing employees and marketing programs, including trade shows, advertising, collateral, sales materials, seminars and public relations. As of September 30, 2002 we had sales personnel in the United States, Canada and Europe. Sales and marketing expenses were $2.5 million for the three-months ended September 30, 2002 compared to $5.4 million in the three-months ended September 30, 2001. Sales and marketing expenses were $8.6 million for the nine-months ended September 30, 2002 compared to $18.7 million in the nine-months ended September 30, 2001. The decrease in sales and marketing expense was due to the reduced level of headcount and more effective cost management. Sales and marketing expenses were 277.7% and 120.0% of total revenues in the three months ended September 30, 2002 and 2001, respectively. Sales and marketing expenses were 171.9% and 114.7% of total revenues in the nine-months ended September 30, 2002 and 2001, respectively. The increase in sales and marketing expenses as a percentage of total revenues was due to a smaller decrease in sales and marketing expenses compared to the decrease in total revenues.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $1.2 million in the three-months ended September 30, 2002 compared to $2.1 million in the three-months ended September 30, 2001. General and administrative expenses were $3.8 million in the nine-months ended September 30, 2002 compared to $8.4 million in the nine-months ended September 30, 2001. General and administrative expenses were 135.9% and 45.9% of total revenues in the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses were 75.9% and 51.8% of total revenues in the nine-months ended September 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts of ($46,000) and $350,000 for the three-months ended September 30, 2002 and 2001, respectively, general and administrative expenses were $1.3 million and $1.7 million for the three-months ended September 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts of $205,000 and $2.5 million for the nine-months ended September 30, 2002 and 2001, respectively, general and administrative expenses were $3.6 million and $5.9 million for the nine-months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses was due to the reduced level of headcount and more effective cost management. Excluding the provision for bad and doubtful debts general and administrative expenses were 141.0% and 38.1% of total revenues in the three-months ended September 30, 2002 and 2001, respectively. Excluding the provision for bad and doubtful debts general and administrative expenses were 71.8% and 36.2% of total revenues in the nine-months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses excluding the provision for bad and doubtful debts as a percentage of total revenues was due to a smaller decrease in general and administrative expenses compared to the decrease in total revenues.

Restructuring Charges

      During the three months ended September 30, 2002 the Company approved and announced a restructuring plan, which is being implemented in the three months ending December 31, 2002. The restructuring plan includes a reduction in workforce, vacating certain facilities, canceling of office service leases and write-down of fixed assets as a result of employee terminations and office consolidation. During the three-month period ended September 30, 2002, a restructuring charge of $4.7 million was recorded which included $1.6 million of severance and benefit cost, $2.7 million of facility cost, $200,000 related to the write-down of fixed assets and $200,000 related to other restructuring costs. For further information related to this restructuring see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

      During the three months ended September 30, 2001, the Company approved a restructuring plan to reduce the workforce, vacate certain facilities, and cancel office service leases. A restructuring charge of $2.8 million was recorded which included $1.3 million related to severance and benefits, $1.4 million related to facility costs, and $100,000 of other related restructuring costs. For further information related to this restructuring see Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Write-off and Amortization of Intellectual Property and Other Intangible Assets

      Amortization of intellectual property and other intangible assets is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. (“Mobix”) in June 2000. Intellectual property and other intangibles were being amortized on a straight-line basis over the estimated useful life, generally two to three years. In conjunction with our restructuring during the three-month period ended September 30, 2002, that included a reduction-in-force of 61 employees, we have changed our internal allocation of resources. We now believe that it is unlikely that any future value will be realized from the wireless technology that we acquired from Mobix. This wireless technology had a carrying value of $1.8 million as of June 30, 2002. Based on SFAS 144 our intangibles assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, we wrote-off the $1.8 million remaining carrying value of our intangibles during the three-months ended September 30, 2002.

      Amortization of intellectual property and other intangibles was zero for the three-months ended September 30, 2002 compared to $783,000 in the three-months ended September 30, 2001. Amortization of intellectual property and other intangibles was $1.6 million for the nine-months ended September 30, 2002 compared to $2.3 million in the nine-months ended September 30, 2001.

Amortization of Deferred Stock Compensation

      Deferred stock compensation is from 1999 and represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. Amortization of deferred stock compensation expenses were zero for the three-months ended September 30, 2002 compared to $168,000 in the three-months ended September 30, 2001. Amortization of deferred stock compensation expenses were $216,000 for the nine-months ended September 30, 2002 compared to 506,000 in the nine-months ended September 30, 2001. The deferred stock compensation was fully amortized as of June 30, 2002.

Finance and Other Income and Expense, Net

      Finance and other income and expense, net includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Finance and other income and expense also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended September 30, 2002, finance and other income, net was $268,000 compared to $694,000 in the three-months ended September 30, 2001. For the nine-months ended September 30, 2002, finance and other income was $1.1 million compared to $1.9 million in the nine-months ended September 30, 2001. The decrease in finance and other income was primarily due to lower interest earned on the decreasing balance of cash, cash equivalents and short-term investments. This was partially affected by a foreign exchange gains or losses.

Write-Down of an Equity Investment

      The Company invested during the year ended December 31, 2000 an aggregate of $3.0 million in certain development companies in Internet centric businesses in which the company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believes that the investment in 3Path, Inc. had become impaired. Accordingly, in the three-months ended June 30, 2001 the Company has recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company’s management considers to be the fair value of the assets.

Liquidity and Capital Resources

      As of September 30, 2002, the Company had cash, cash equivalents and short-term investments (hereinafter “cash”) of $28.2 million, which represents a decrease of $ 13.6 million from December 31, 2001.

      Net cash used in operating activities was $13.5 million and $17.7 million for the nine-months ended September 30, 2002 and 2001, respectively, and was primarily used for funding our ongoing operations. Cash provided by investing activities was $16.0 million and $21.0 million for the nine-months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities was $298,000 and $770,000 for the nine-months ended September 30, 2002 and 2001, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our stock option and stock purchase plans.

      Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products, the timing and extent of adding international operations and other factors. We believe that our current cash balances based on our current burn rate will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period if our revenues do not grow in line with our expectations, or if costs are unexpectedly high, or if a change of strategy requires it. There can be no assurance that additional financing would be available on favorable terms, or at all, if we were to seek it. If we were to obtain additional financing by issuing Ordinary Shares or securities convertible into Ordinary Shares, the interests of our existing stockholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

      On September 23, 2002, the Company’s application to transfer its Ordinary Shares to The Nasdaq SmallCap Market from The Nasdaq National Market was approved. Since that date, the Company’s Ordinary Shares have been traded as a Nasdaq SmallCap issue.

Effective Corporate Tax Rates

      Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at the rate of 36% of taxable income. We derived the majority of our income, however, from our Company’s capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and we are therefore eligible for tax benefits. As a result of these benefits, we will have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10%-25% for the next 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.

      These tax benefits are subject to various conditions and restrictions. See “Israeli Taxation and Investment Programs — Law for the Encouragement of Capital Investments Act 1959.” We can not assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through September 30, 2002, we have not yet used the tax benefits for which we are eligible. See below Risk Factors — Risks Relating to our Business.

Impact of Inflation and Currency Fluctuations

      Most of our sales are denominated in U.S. dollars. However, we incur a significant portion of our costs in Israel in relation to our operations. Our research and development costs are primarily denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/U.S. dollar exchange rate. We attempt to minimize the exposure for the exchange rate between the U.S. dollar and the NIS by buying forward contracts on a non-speculative basis through established commercial banks. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we have operations in EEC.

Risk Factors

      We operate in a rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks and uncertainties.

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

Risks Relating to Our Business

The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and our results of operations

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

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line

      We have a limited operating history generally and an even more limited history operating the business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenues until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we re-positioned our products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. We do not know if our new strategic and product focus will be successful. To the extent we do not succeed in generating revenue from licensing our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses

      We have not achieved profitability and expect to continue to incur net losses for at least the remainder of 2002 and 2003 We incurred net losses of $22.5 million for the nine-months ended September 30, 2002, approximately $34.7 million for the year ended December 31, 2001, $19.2 million for the year ended December 31, 2000, and $11.5 million for the year ended December 31, 1999. As of September 30, 2002, we had an accumulated deficit of approximately $125.4 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses during 2002 and 2003. As a result, we will need to generate significant revenues to achieve and maintain profitability. In addition, some of our customers continue to operate based on Internet-centric business models and are experiencing a significant economic slowdown and an inability to raise additional capital, which could have a material adverse effect on our revenue and consequently our earnings.

Our quarterly operating results are subject to fluctuations and seasonality

      Our operating results are difficult to predict. Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, including:

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

      Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenues. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenues during any particular quarter. Any significant shortfall in revenues in relation to our expenses would decrease our net income or increase our operating losses and would also harm our financial condition. In some recent quarters our operating results have been below the expectations of public market analysts and investors. It is likely that in some future quarters, our operating results may also be below such expectations.

Our quarterly operating results may depend on a small number of large orders

      We typically derive a significant portion of our product license revenues in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may affect operating margins.

If we lose a major customer, our revenues could suffer because of our customer concentration

      We generate a substantial portion of our annual and quarterly historical revenues from a limited number of customers. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenues would be adversely affected. One OEM customer, whose contract with us terminated in early 2002, accounted for 0%, 25.2% and 52.0% of our total revenues for the three-month and nine-month period ended September 30, 2002 and the year ended December 31, 2001, respectively. We recently signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. As a result, there can be no assurance that we will derive revenue from this reseller agreement in the future. In addition, in 2001, two other customers together accounted for an aggregate of 11% of our total revenues. In 2000, one OEM customer accounted for more than 27% of our total revenues. In 1999, one end-user customer accounted for 13% of our total revenues. It is likely that a small number of customers will continue to account for a substantial portion of revenues for the foreseeable future and revenues from one or more of these customers may represent more than 10% of our revenues in future years.

We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed

      Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.

      In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licenses of our older products, such as Foundation and e-Accelerator, and we anticipate future declines in these licenses. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends in large part on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenues will decline, which will likely materially impact adversely our revenue, operating results and stock price.

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

Rapid technological changes could cause our products to become obsolete

      The Internet communications market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements in a timely manner to meet these technological changes, we may not be able to successfully compete. In addition, our products may become obsolete, in which event we may not be a viable business.

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

      In addition, our products may face competition from operating system software providers that may elect to incorporate similar technology into their own products.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance products, expand operations or respond to competitive pressures

      As of September 30, 2002, we had approximately $28.2 million in cash, cash equivalents and short-term investments. At some point in the future, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenues do not grow in line with expectations or if costs are higher than we expect or if we change strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. In the event that we obtain additional financing by issuing Ordinary Shares or equity or debt securities that are convertible into Ordinary Shares, the interests of existing stockholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

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

Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenues to vary significantly

      To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause license revenues and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the efforts of business with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distribution partners, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy e-Accelerator slowly, depending upon the skill set of the customer, the size of the deployment, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products. We anticipate that we will have a similar situation with the deployment of our ProactivePortal software.

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

Failure to develop key strategic relationships could limit our growth

      We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key independent software vendors, resellers, systems integrators, distribution partners and customers. If we fail to develop these strategic partnerships, our growth could be limited. As of September 30, 2002, we had entered into various alliances, remarketing and partnership agreements with certain portal framework vendors and system integrators. We do not know if these will prove to be successful relationships in the future or if we will derive material revenue from them.

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

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs

      As a result of the economic slowdown, in the third quarter of 2002, we announced a restructuring plan to reduce our operating costs to match the current business environment, which plan will be implemented in the fourth quarter of 2002. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could cause us to incur material restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our international operations are subject to additional risks

      Revenues from customers outside the United States represented approximately $2.7 million, or 54% of our total revenues, for the nine months ended September 30, 2002 and $14.4 million, or 70% of our total revenues for the year ended December 31, 2001. Our international operations will continue to be subject to a number of other risks, including, but not limited to:

•	laws and business practices favoring local competition;

•	compliance with multiple, conflicting and changing laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in accounts receivable collection;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing foreign operations;

•	investing at appropriate levels in foreign operations to compete effectively; and

•	political and economic instability.

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

Our intellectual property could be used by third parties without our consent because protection of our intellectual property is limited

      Our success and ability to compete substantially depend upon our internally developed technology, which we protect through a combination of patent, copyright, trade secret and trademark law. However, we may not be able to adequately protect our proprietary rights, which may harm our business. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We may not have sufficient insurance to cover all potential claims against our officers and directors nor may we be able to renew our directors and officers (“D&O”) insurance policy at a reasonable rate or obtain sufficient coverage

      Although the Company carries D&O insurance, our insurance may not cover all potential claims against our directors and officers. As of August 2, 2002, the Company renewed its D&O insurance policy for a period of twelve months through, and including, August 1, 2003. There can be no assurance we could renew our D&O policy after August 1, 2003. As a result, it may be difficult to retain or attract qualified directors or officers.

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

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel

      We are incorporated under the laws of the State of Israel. Our principal research and development facilities as well as significant executive offices are located in Israel. Although substantial portions of our sales currently are to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. Any devaluation of the NIS against the U.S. dollar could have an impact on our financial results. Since a significant portion of our research and development expenses are incurred in NIS, we may be positively affected by devaluation in the exchange rate between the NIS and the U.S. dollar. If Israel’s economy is hurt by a high inflation rate or if the timing of such devaluations were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

      The NIS was devalued against the U.S. dollar by approximately 10.3% and 7.8% in the nine-months ended September 30, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.871 and NIS 4.416 for one U.S. dollar on September 30, 2002 and December 31, 2001, respectively.

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

Israeli regulations may limit our ability to engage in research and development and export our products

      Under Israeli law, we are required to obtain an Israeli government license to engage in research and development of and export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires May 2003. Our research and development activities in Israel, together with our ability to export our products out of Israel would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

The new tax reform in Israel may reduce our tax benefit, which might adversely affect our profitability

      On July 24, 2002, Israel’s Knesset approved significant tax reform legislation. The tax reform will go into effect primarily on January 1, 2003 and will be implemented on a gradual basis. We have not yet analyzed the likely implications of the new tax reform legislation on our results and operations. There is a risk that the impact may be material due to the underlying substantive changes in the basis of both the corporate and individual taxation framework. Furthermore, the new tax reform legislation may reduce, but not eliminate the tax benefits available to approved enterprises such as our company.

Our results of operations may be negatively affected by the obligation of key personnel to perform military service

      Certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the Company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service.

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

Our continued Nasdaq SmallCap Market listing is not assured

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff, advising us that our Ordinary Shares have been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised us that it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002, unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualification Panel. We initially requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. Subsequently, the Company applied to transfer to and began trading on The Nasdaq SmallCap Market on September 23, 2002. We have met the initial and continued listing criteria for The Nasdaq SmallCap Market as a foreign company and will remain eligible to be quoted on The Nasdaq SmallCap Market, subject to our compliance with the continued listing requirements. However, there is no assurance that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on that system. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock. Not maintaining a listing on a major stock market may:

•	result in a decrease in the trading price of our Ordinary Shares;

•	lessen interest by institutions and individuals in investing in our Ordinary Shares;

•	make it more difficult to obtain analyst coverage; and

•	make it more difficult for us to raise capital in the future.

In addition, current and prospective customers and strategic partners may limit or cease their business relationships with us because of concerns or perceptions regarding our listing status and future liquidity.

Holders of our Ordinary Shares who are United States residents face income tax risks

      There is a substantial risk that we are a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our Ordinary Shares and may cause a reduction in the value of such shares. For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset, which produces passive income. Passive income also includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. As a result of our substantial cash position and the decline in the value of our stock, we are a PFIC under a literal application of the asset test that looks solely to market value. If we are a PFIC for U.S. federal income tax purposes, holders of our Ordinary Shares who are residents of the United States (“U.S. Holders”) would be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale of Ordinary Shares.

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

Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 38% of our outstanding Ordinary Shares as of September 30, 2002 These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

      The NIS was devalued against the U.S. dollar by approximately 10.3% and 7.8% in the nine-months ended September 30, 2002 and 2001, respectively. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.871 and NIS 4.416 for one U.S. dollar on September 30, 2002 and December 31, 2001, respectively.

Item 4.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

      Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      BackWeb and six of its officers and directors have been named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges claims against BackWeb and its officers and directors under Section 11 of the Securities Act of 1933, as amended (the “’33 Act”) and alleges claims against the officers and directors under Section 15 of the ’33 Act and pursuant to Rule 10b-5 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint also names as defendants the underwriters for our initial public offering. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of the issuer defendants, of which BackWeb and its named officers and directors are a part, on common pleadings issues. That motion was heard before the Court in New York on November 1, 2002. Additionally, on or about October 9, 2002, the Court entered and ordered the Stipulation of Dismissal of the plaintiffs and the six individual defendants, which dismissed all six individual defendants from the litigation without prejudice. BackWeb and its officers and directors believe the allegations against them are without merit and intend to defend the action vigorously.

Item 2.	Changes in Securities and Use of Proceeds

      As previously reported, at June 30, 2002, we had one Series E Preferred Share outstanding. The Series E Preferred Share was issued in connection with our acquisition of Lanacom Inc. in July 1997, and represented shares of Lanacom and/or BackWeb Canada, Inc. that were exchangeable on a three-for-one basis for our Ordinary Shares. During the three-months ended June 30, 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 of our Ordinary Shares. During the three-months ended September 30,

2002, the Series E Preferred Share was returned to us and converted into Ordinary Shares which are held in our treasury.

      Pursuant to the “evergreen” provisions of our 1996 Israeli Employee Stock Option Plan and 1998 U.S. Stock Option Plan, effective July 1, 2002, the number of Ordinary Shares for which options may be granted under those plans was increased by an aggregate 1,960,000 shares. Of those shares, 588,000 shares were allocated to the 1996 Israeli Stock Option Plan and 1,372,000 shares were allocated to the 1998 U.S. Stock Option Plan.

      Pursuant to the “evergreen” provisions under our 1999 Employee Stock Purchase Plan, effective July 1, 2002, the number of Ordinary Shares for which options may be granted under that plan was increased by 790,662 shares.

Item 3.	Defaults upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      At our Annual General Meeting of Shareholders held on July 17, 2002, our shareholders voted on and approved the following proposals:

1. To elect the following director for a three-year term as a Class III Director:

	For	Against	Withheld

Eli Barkat	33,943,665	72,670	-0-

2. To approve and authorize changes to the share capital in connection with the contemplated dual listing of our Ordinary Shares on The Tel Aviv Stock Exchange Ltd.:

For	18,917,688
Against	112,396
Abstain	16,893
Not Voted	14,969,358

3. To ratify the appointment of Ernst & Young International as our independent auditors for the fiscal year ending December 31, 2002, and to authorize our Board of Directors to enter into an agreement to pay the fees of the independent auditors:

For	33,932,392
Against	77,063
Abstain	6,880
Not Voted	0

      The following directors’ terms of office continued after the Annual General Meeting of Shareholders: Joseph Gleberman, Charles Federman, William L. Larson, Isabel Maxwell and Gil Shwed. Subsequent to the Annual General Meeting of Shareholders, the Board of Directors of the Company determined to defer the contemplated dual listing on The Tel Aviv Stock Exchange Ltd.

Item 5.     Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit No.	Description

3.1	Articles of Association of Registrant, as amended
3.2	Memorandum of Association of Registrant (English translation)*
4.1	Specimen of Ordinary Share Certificate*
4.2	Fourth Amended and Restated Rights Agreement*
4.3	Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders*
10.35	Series B1 Warrant Exercise Notice to Red Bend Ltd. (formerly Emony Ltd.), dated July 2002
10.36	Amended and Restated Registration Rights Agreement, entered into as of July 25, 2002
10.37	Cancellation of Warrants Agreement, made as of July 25, 2002, with Red Bend Ltd.

*	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

      (b) Reports on Form 8-K

      On August 14, 2002, in connection with filing our quarterly report on Form 10-Q for the period ended June 30, 2002, we also filed a Current Report on Form 8-K under item 9 advising that we had submitted to the Securities and Exchange Commission certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by our chief executive officer and chief financial officer with respect to our Form 10-Q for the period ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

By: /s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: November 14, 2002

      I, Eli Barkat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BackWeb Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ELI BARKAT

Eli Barkat
Chairman and Chief Executive Officer

      I, Michael A. Morgan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BackWeb Technologies Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of Registrant, as amended
3.2	Memorandum of Association of Registrant (English translation)*
4.1	Specimen of Ordinary Share Certificate*
4.2	Fourth Amended and Restated Rights Agreement*
4.3	Form of Liquidity Proposal between BackWeb Technologies, Ltd. and the Exchangeable Shareholders*
10.35	Series B1 Warrant Exercise Notice to Red Bend Ltd. (formerly Emony Ltd.), dated July 2002
10.36	Amended and Restated Registration Rights Agreement, entered into as of July 25, 2002
10.37	Cancellation of Warrants Agreement, made as of July 25, 2002, with Red Bend Ltd.

*	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).