Form 10-K
period 2002-12-31
BACKWEB TECHNOLOGIES LTD
filed 2003-03-31
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-26241

BackWeb Technologies Ltd.

(Exact name of registrant as specified in its charter)

Israel	51-2198508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Abba Hillel Street, Ramat Gan, Israel (Address of principal executive offices)	52136 (Zip Code)

(972) 3-6118800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares, NIS 0.03 par value

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,502,269.

      As of March 3, 2003, there were 39,818,628 shares of the registrant’s Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

BACKWEB TECHNOLOGIES LTD.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2002

      BackWeb Technologies Ltd. was incorporated in the State of Israel in 1995. The principal executive offices of the Company are located at 3 Abba Hillel Street, Ramat Gan, Israel 52136. In the United States, the Company’s principal offices are located at 2077 Gateway Place, Suite 500, San Jose, California 95110. The Company’s website may be accessed at www.backweb.com; however, the information in, or that can be accessed through, our website is not part of this report.

      We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. All our periodic reports and proxy statements, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports, are available, free of charge, through our website. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such report or amendment.

      BackWeb, the BackWeb logo, ProactivePortal, Polite, Polite Agent, Polite Neighborcast, Polite Proxy, and Polite Upstream are our registered trademarks and e-Accelerator and Foundation are trademarks of ours that appear in this Annual Report on Form 10-K. All other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners.

      The terms “BackWeb,” “Company,” “we,” “us” and “our” as used in this Annual Report on Form 10-K refer to BackWeb Technologies Ltd. and its subsidiaries as a combined entity, except where it is made clear that such term means only the parent company.

Cautionary Statement Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates” or “anticipates” or similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements in this Annual Report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, our ability to achieve cost reductions in the amounts and in the timeframes anticipated, our ability to transition new product introductions effectively, future prospects and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. These forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed elsewhere in this Annual Report, including materials set forth under the caption “Risk Factors” and elsewhere in this Annual Report, or detailed in our other SEC reports and filings. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

PART I

Item 1.	Business

Overview

      BackWeb provides offline Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential documents and applications. Our products have been licensed by companies worldwide in such industries as high technology manufacturing, financial services and insurance, telecommunications, entertainment and media, and government.

      Our BackWeb® ProactivePortal® infrastructure software enables mobile users to access online portals, websites and Web applications when they are doing offline work and disconnected from the network. Our BackWeb e-Accelerator™ Web application provides an extended enterprise with a complete stand-alone solution to manage, publish and deliver pertinent information and alerts to both online and offline users. Our ProactivePortal and e-Accelerator products were developed on top of BackWeb Foundation,TM our core Polite® delivery and synchronization software. BackWeb Foundation is also a stand-alone development platform that allows organizations to develop applications that efficiently gather, target, synchronize and deliver digital data in any format to users’ desktops throughout an extended enterprise.

      Our objective is to establish BackWeb as the leading provider of offline Web infrastructure software and become the standard infrastructure for offline Web access. Our initial penetration into the offline Web access market is through the enterprise portal market. We intend to establish BackWeb ProactivePortal technology as the leading offline infrastructure software platform for offline access in the enterprise portal market. To this end, portal industry leaders, such as IBM, SAP and Plumtree, have selected ProactivePortal software as their offline portal offering; industry analysts, such as Gartner and META, have positively reviewed our ProactivePortal technology; and customers have endorsed our infrastructure software. Key elements of our strategy to enable us to capitalize on these positive reviews and endorsements and fulfill our objective include:

•	Expanding our distribution and market reach through strategic partnerships, such as those we have established with SAP, IBM and Plumtree. We intend to continue to establish multiple indirect distribution channels worldwide through resellers, OEMs and large applications vendors.

•	Continuing to enhance our products and technology by dedicating substantial resources to the development of new and innovative software products and technologies. We believe that our early entry into the market for offline access for the enterprise portal has allowed us to establish technological leadership and a time-to-market advantage. We intend to continue to focus our development efforts on increasing the functionality and flexibility of the BackWeb ProactivePortal technology to facilitate its adoption and to increase technological barriers to entry.

•	Leveraging the emergence of the market for wireless technology by extending our current product offerings to include multi-channel access by non-laptop devices. We believe that laptop devices provide the immediate opportunity for offline Web access. However, in the mid- to long-term future, we expect other offline devices, such as personal digital assistants, or PDAs, to be increasingly used within companies and that the need for a Web synchronization infrastructure will grow with the proliferation of wireless technology. We believe wireless technology will significantly reduce online Web access response time and the acceptance of wireless devices and technology within enterprises will significantly depend on the user experience and network responsiveness. We believe our offline infrastructure can help accelerate this acceptance, and we intend to extend our offline Web infrastructure offerings, specifically for wireless technology and other offline devices, over the course of the next several years.

Industry Background

      The Internet has changed the nature of business operations and competition. Companies, as well as their suppliers, customers and employees, now commonly conduct business electronically. To compete effectively, market forces are pushing companies and application vendors to move their information technology, or IT, investments to the Web to enable them to stay in closer contact with employees, partners and customers.

      As a result, the Web is increasingly becoming the single point of interaction for the workplace, and the requirements for Web-based portals have grown to include aggregation and integration of applications, processes and content. Enterprise portals, in particular, serve as a key to unified applications access and information and knowledge management across the enterprise and can improve worker productivity, increase customer satisfaction and accelerate the pace at which companies do business. Maximizing usage of enterprise portals by employees, partners and customers has therefore become a critical factor in enabling companies to derive maximum business value from their portals. Similar to e-mail systems, portals need to go beyond online only access to allow a company’s high-value, revenue generating users, such as sales and services field personnel, to do work and interact with the portal when they are on the road and disconnected from the network.

      We believe that in order for the Web to be used efficiently as an effective communication medium across the extended enterprise, a complementary offline Web infrastructure must be utilized. This offline infrastructure must:

•	Provide offline Web access with user experience unification so that whether the viewer is interacting from the online mode or from the offline mode, the look and feel is the same;

•	Efficiently synchronize large amounts of data with a minimal impact on the user experience, while protecting the network of a company and its extended enterprise from overload disruptions;

•	Permit offline interaction tracking and reporting; and

•	Enable quick and non-intrusive Web integration, preventing the need to re-engineer Web application code.

BackWeb Technology and Products

      We develop, market and support offline Web access software that enables companies to extend the reach of their Web assets to their mobile community of customers, partners and employees. Our software enables mobile users to access and transact with a company’s critical Web content and applications by enabling offline access to the corporate website or portal. Mobile users can then take their website or enterprise portal wherever they go and perform transactions when disconnected from the network.

      Our products and technology provide the benefits of:

•	Improved on-the-road productivity by adapting the online Web to offline usage by mobile users, enabling them to access and transact with Web content and applications while offline;

•	Acceleration of business processes by allowing offline data entry submission for items, such as service orders, expense reports, sales forecasts, time sheets and collaboration sessions, enabling users to productively use “forced down time” while traveling;

•	Increased customer satisfaction by providing our customers’ field workforce access to important business information when servicing a customer in the field, enabling them to respond to their customers more quickly and effectively;

•	Decreased costs through the reduction of the costs incurred in manually distributing information, and the costs associated with unnecessary repeat service calls resulting from the inability of users to access the latest service data;

•	Improved Web and portal effectiveness through tracking and reporting offline interactions which makes apparent what content, information, and applications mobile users most often utilize or need to access to;

•	Increased end user productivity by enabling offline synchronization to be done in the background, taking advantage of unused bandwidth, without degrading the end user experience when remotely connected; and

•	Leveraging current IT investments and lower total cost of ownership by deploying in a matter of weeks, and integrating with a customer’s existing portal environment to maintain the existing Web user interface and eliminate the need to rewrite code.

     Technology:

      Our infrastructure software platform is powered by three core technologies that we have developed: Polite Synchronization, OTML Offline Web Integration and Attention Management.

     Polite Synchronization

      Polite Synchronization enables the transmission of significant volumes of digital data from BackWeb Polite Communication Servers to BackWeb plug-ins on personal computers through existing networks without interfering with normal network applications and traffic. Polite Synchronization enables companies to provide any user with rapid communication of bandwidth-intensive data, regardless of whether they utilize high-speed or low-speed data access services. Polite Synchronization is designed to improve the efficiency of transmission by reducing the amount of data to be transmitted through various techniques, including the compression of data, updating only the information which has changed since the user’s previous download and by eliminating the need to re-send an interrupted transmission by progressively resuming the transmission at the point where it was interrupted. This bandwidth-sensitive delivery is accomplished through the use of various components, including the following:

•	Polite Agent® monitors the network activity of the plug-in and communicates with BackWeb Polite Communication Servers only when the connection is idle. It is able to interrupt BackWeb communications when other applications request use of the user’s network connection.

•	Polite Proxy® allows communication between the BackWeb proxy server and BackWeb Polite Communication Servers only when wide area network, or WAN, bandwidth utilization is below a specified threshold. It achieves this by monitoring the WAN.

•	Polite Neighborcast® enables the automatic transmission of digital data from one BackWeb plug-in to others on the same local area network, or LAN, obviating the need for transmission of the data from the server to each BackWeb plug-in. The transmission from BackWeb plug-in to BackWeb plug-in on the same LAN enables fast, efficient and cost-effective transmission of data.

•	Polite Upstream® enables the automatic transmission of digital data from BackWeb plug-ins to the BackWeb Polite Communication Server when the network connection is idle.

     OTML Offline Web Integration

      BackWeb has developed a set of Hyper Text Markup Language (HTML) tags referred to as OTML, or Offline Tagging Markup Language, that extends HTML to support offline browsing. OTML tags embedded within online HTML pages control the transformation of the online HTML pages into pages that a browser, enhanced with the BackWeb Plug-in, can display offline. OTML is designed to preserve the personalization of the website or portal, including layout and data preferences. OTML tags also control the transformation of HTML data entry forms, allowing end users to perform transactions while offline. Offline transactions are queued while the user is offline and sent to the server when the user connects to the network. The server applies the transaction to the online Web environment and reports back to the plug-in the results of the submission. A Content Acquisition Server, or CAS, is a high performance OTML processor that retrieves content from the target portal or website and processes content for offline use. The CAS transforms online HTML pages into their offline equivalent based on OTML tags and can process OTML tags that are applied to the HTML in run time (known as “scripted OTML”) or can process OTML tags that already exist in the HTML (known as “embedded OTML”). The CAS can be clustered to increase scalability and is responsible for content acquisition scheduling through automated or on-demand synchronization.

     Attention Management

      BackWeb products are often used by customers to deliver time-sensitive or otherwise critical information. Attention Management is an automatic notification system supported by BackWeb plug-in software on personal computers. When content items are transmitted to the personal computer, the BackWeb Attention Management capability alerts users with the appropriate information for that user and content item. Attention Management alerts users to the delivery of business-critical information through a variety of display techniques, including Flash Alerts. Flash Alerts are a particular display technique that can be customized to notify users and, if desired, can allow management to track the usage of the delivered information. For example, the recipient can be required to acknowledge its receipt of the information or to immediately launch and interact with a designated application. In addition, Attention Management displays can be programmed to play automatically according to specific scheduling and expiration parameters, after which the information and associated data can be automatically purged. These features enable companies to attract immediate attention to, and ensure interaction with, time-sensitive information.

     Products:

          BackWeb ProactivePortal Server

      In September 2001, we introduced the BackWeb ProactivePortal Server, which enables mobile users to access Web applications and content, including portal environments, when a user is disconnected or poorly connected to a network. The BackWeb ProactivePortal Server is comprised of three major components: the Polite Integration System; the BackWeb Portal Management Server; and the BackWeb Polite Communication System.

•	The Portal Integration System is a new component of the ProactivePortal Server that is designed for highly scalable Web content acquisition from corporate portals. The Portal Integration System includes: Content Retrieval, Content Transformation, Content Consolidation and Differencing, and Content Packaging.

•	Content Retrieval. On an on-going basis, the BackWeb ProactivePortal Server logs in as individual portal users and retrieves HTML pages from the portal by using standard HTTP or HTTPS protocols (either secure or non-secure). Each portal page links to more Web pages or documents that are retrieved once the links are identified.

•	Content Transformation and OTML Tags. Content transformation and OTML tags parse the portal HTML pages and create an offline equivalent of the page that is sent to users. The Content Acquisition Manager retrieves additional pages when it identifies links to more portal pages, external documents or Web pages. Since the presentation of portal content sometimes changes, it is necessary to keep the content transformation correct regardless of visual presentation changes. Content transformation is accomplished by embedding OTML tags in the portal page, which tags control the optimized transformation of the pages for offline viewing. OTML is an extension to HTML and applications other than ProactivePortal software, such as the browser, will ignore the HTML tags.

•	Content Consolidation and Differencing. Although portals include both personalized and non-personalized content, our ProactivePortal Server acquires content in the context of individual users and creates a single personalized information package for each user. Because a large portion of the content is shared among many users and because that content may be very large, it is necessary to consolidate shared information so that it can be retrieved and stored once for all targeted users. The ProactivePortal Server stores content, including documents and Web pages, in separate information packages that are sent to more than one user.

•	Content Packaging. Once content has been acquired, transformed and consolidated, it is packaged for offline delivery into units called InfoPaks. Such packaging includes the creation of database records for targeting, delivery tracking, user interaction reporting and version control of the content; calculating byte-level differences between versions of the content, critical when only a small portion of a document is modified; and optimized storage and communication with users’ plug-ins.

•	The BackWeb Portal Management Server is a management engine that manages the delivery of the content packages to the end users/ subscribers. The Portal Management Server contains:

•	A Content Targeting Manager stores targeting information about acquired content in the database and dispatches the content for delivery to the end users.

•	A BackWeb Subscription Manager that manages users’ subscriptions to portal content, enabling portal developers and administrators to define which portal components (or portlets) should be made available offline. Users can then subscribe to portlets for offline access and for notification of critical content. The subscription manger stores all users subscription information.

•	A Content Tracking Manager that tracks who received what content and how they interacted with it. When a user clicks on a link that refers to a document in the offline view or on a notification, the interaction information is recorded by the plug-in and then forwarded to the server when the plug-in reconnects to the server. This information is stored in the server database and can be queried to create offline interaction reports, which can be viewed and exported to the portal’s reporting system and merged with online portal click-through reports.

•	The BackWeb Polite Communication System is a highly scalable content delivery engine for desktops and laptops that enables offline access to portal content via BackWeb plug-ins and the BackWeb Polite Communication Server. The BackWeb Polite Communications System is designed to manage the delivery of thousands of gigabytes of data every day to end users. The server consults the BackWeb ProactivePortal Server database to find out whether there is new content relevant to the corresponding user. The BackWeb plug-in then begins downloading InfoPaks incrementally via the Polite Communications Server to ensure scalable content delivery. The Polite Communication System includes several key features:

•	Interruptible content delivery that activates only when the network connection is idle;

•	Byte-level differentiation that determines which content has been modified based on the content already stored on the user’s computer and ensures the delivery of only the changes rather than the entire content item; and

•	Polite Neighborcast which distributes content over a LAN using the distributed client-based caching system, thereby reducing the amount of WAN traffic.

          BackWeb e-Accelerator

      In December 1998, we introduced BackWeb Sales Accelerator, which we now refer to as BackWeb e-Accelerator, our first packaged application built on BackWeb Foundation. The BackWeb e-Accelerator application allows companies to equip their extended enterprise with the most up-to-date documents, market information and management announcements by automating the collection, delivery and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed employees, resellers, partners and customers to accelerate their business execution and response time to critical changes affecting their business. The application contains several modules that a customer may select:

•	The Enterprise Video Communications Module leverages existing IT infrastructure investments in streaming media, Webcasting and network upgrades, extending its reach with a broad application framework for managing rich content distribution.

•	The Market Intelligence Module automatically monitors, collects and organizes information from Internet or intranet sites to keep users abreast of the latest industry news, competitive announcements and customer information.

•	The Priority Publishing Module, which we previously referred to as Strategic Publishing, enables users to publish and direct the immediate attention of their constituents to time-sensitive and business-critical information. Editorial rights, publishing and access rights are centrally controlled. The published information can be disseminated to users’ desktops using our Flash Alert technology.

•	The Rapid Survey Module enables companies to acquire feedback from its users through interactive surveys that collect and analyze information. Companies can publish these surveys through a Web-based interface and create questions that have one response, multiple responses or text answers. Users can respond to these surveys quickly, even when they are offline, generally increasing the response rate and decreasing the response time as compared to other survey techniques.

•	The Automated Encyclopedia Module enables a company to create a library of documents or files to which extended enterprise users can subscribe. These documents and files, and all subsequent updates, are automatically delivered to users once they have subscribed to the service.

BackWeb Foundation

      Our infrastructure software platform, BackWeb Foundation, is based on a set of flexible components that enable an organization to capture information from most data sources, including websites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver the information throughout its extended enterprise. One of the major components to Foundation is the BackWeb Polite Communication Server that communicates with BackWeb plug-ins, is capable of receiving digital data from various sources, such as the Internet, intranet sites, databases, applications and legacy systems, and automatically distributes that data to BackWeb plug-ins. The BackWeb Polite Communication Server is highly scalable and designed to support a large number of plug-ins concurrently. BackWeb Development Tools are used to customize the BackWeb Foundation solution. Components of BackWeb Development Tools include: the BackWeb Server Extension API, which is an application programming interface that allows companies to integrate the BackWeb Polite Communication Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Polite Communication Server; the BackWeb Automation SDK and Automation Editor, which includes application programming interfaces and a library of BackWeb supplied programs that perform tasks between the BackWeb Polite Communication Server and external data source; our BackWeb Authoring Language Interface, or BALI, Editor that is used by companies to create and modify Flash Alerts; and our BackWeb plug-in, our software program operating on personal computer or workstations, which operates in the background and communicates with designated BackWeb Polite Communication Servers during the idle time of a user’s network connection, enabling the user to receive data transparently and without disruption while using other applications.

      BackWeb Foundation also includes add-on components:

•	The BackWeb Enhanced Security Module provides encrypted communications between the BackWeb Polite Communication Server and BackWeb plug-in and certificate authentication of data packages. This module incorporates industry standard technologies from RSA Data Security and VeriSign, Inc.

•	The BackWeb AutoFile Update Manager enables the automatic replication of files or file directories from any directory accessible to the BackWeb Polite Communication Server, and allows the placement of the replicated files in any location on the user’s system. The BackWeb AutoFile Update Manager also allows management to have greater flexibility over the organization of information on the user’s desktop.

•	The BackWeb Polite Upstream enables BackWeb plug-ins to deliver digital data to BackWeb Polite Communication Servers, such as completed questionnaires or surveys.

Customers

      We sell our products to customers from a variety of industries. Our customers include industry leaders, such as A.C. Nielsen Co., British Telecommunications plc, Check Point Software Technologies Ltd., Cisco Systems, Inc., Eastman Kodak Company, Fidelity Investments Institutional Services, General Inc., Guidant Corporation, Hewlett-Packard Company, Information Services International Inc. (M&M Mars), International Business Machines Corporation, or IBM, International Monetary Fund, Lam Research Corp., Logitech, National Broadcasting Company, or NBC, Owens-Illinois and Siemens AG, as well as the United States Social Security Administration.

      SAP AG accounted for 20% and Hewlett-Packard Company for 11% of our revenue in 2002. Our OEM contract with SAP AG expired in 2002. We have signed a new reseller agreement with SAP AG, but the agreement does not require SAP AG to purchase any product from us. As a result, we cannot assure you that we will derive revenue from this reseller agreement in the future.

      For a more complete discussion of customer transactions by geography, please refer to Note 14 to Consolidated Financial Statements appearing elsewhere in this Annual Report. For a more complete discussion of related party transactions and their effect on the Company, please refer to Note 8 to Consolidated Financial Statements.

Alliances with Business Partners

      In order to accelerate the acceptance of our products, we have developed cooperative alliances with leading portal framework vendors, technology vendors, OEMs, applications vendors and Internet-based solutions providers. During 2002, we signed new agreements for business alliances with SAP, IBM and Plumtree. We believe that these alliances can provide additional marketing and sales channels for our products, help enable us to position position BackWeb as the offline vendor of choice, and help facilitate broad market acceptance for BackWeb’s products.

Marketing and Sales

     Marketing

      In 2002, BackWeb’s marketing efforts focused on the portal market with the goal of establishing itself as the leading provider of offline Web infrastructure software. During this time, BackWeb has worked to educate industry analysts, portal framework vendors and integrators, and portal customers about our ProactivePortal technology.

      BackWeb’s marketing strategy is designed to promote offline access as a “must-have” technology for portal implementations and to position BackWeb as the leading offline access vendor of choice. Our marketing efforts are directed at creating market awareness and generating leads for our ProactivePortal technology. Marketing activities include: Web seminars, e-mail campaigns, telemarketing, and attendance at industry trade show events and conferences. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press and industry analysts.

     Sales

      In 2002, we began to shift our sales strategy to pursue opportunities with large accounts and industry leaders and to penetrate various targeted market segments through indirect distribution channels and strategic partnerships. We partner and actively seek relationships with large applications vendors, portal framework vendors and systems integrators that serve our target markets. Through these strategic partnerships, we believe that we will be able to expand our installed base as our products are incorporated into the vendor’s products and systems integrator’s custom-developed applications. This installed base can, in turn, be leveraged by us and our partners to develop and market BackWeb ProactivePortal technology and other additional BackWeb-based applications and products. We are building these channels and currently have entered into written agreements with a number of companies. However, we cannot assure you that such distribution and strategic partners will devote adequate resources to selling our products. We also may not be able to enter into additional agreements or establish relationships with additional desired strategic and distribution partners on a timely basis or at all.

      We also maintain sales personnel in the United States, the United Kingdom and Germany. Our sales force consists of sales representatives and sales engineers.

      We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Customer Service and Support

      We have a comprehensive service and support organization designed to ensure that customers receive the highest quality of service. Our services are primarily comprised of maintenance, consulting and training. Our technical support group provides post-sales support through renewable annual maintenance contracts. Our support contracts provide for technical and emergency support as well as software upgrades, on an “if and when available” basis. When our technical support organization is unable to solve a problem, our engineers and product developers work with the support personnel to resolve the problem. We believe that strong customer support organization is crucial to both the initial marketing of our products and maintaining customer satisfaction, which in turn can enhance our reputation and generate repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts

      Our professional services organization provides consulting, training and on-site implementation services, offering our customers the expertise, knowledge, and practices to help implement successfully an enterprise-wide IT strategy. We expect to expand our range of services, both directly and through third-party relationships, in order to meet the growing needs of our customers.

Research and Development

      Since our inception in 1995, we have made substantial investments in research and product development. We believe that strong product development capabilities are essential to enhancing our core technology, developing additional applications, and maintaining the competitiveness of our product and service offerings. We have invested significant time and resources in creating a structured process for undertaking all product development projects.

      Our research and development group is located in Ramat Gan, Israel. We believe that performing research and development in Israel offers a number of strategic advantages because Israel offers a pool of highly qualified technology engineers, as well as a lower cost structure than the U.S. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines.

      In addition, we have actively recruited computer scientists, engineers and software developers and have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses, net totaled $6.1 million for the year ended December 31, 2002, $9.2 million for the year ended December 31, 2001 and $8.7 million for the year ended December 31, 2000.

Competitive Landscape

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced, and expect to continue to experience, increased competition from current and potential competitors. Many of our competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	companies attempting to address the needs of mobile or disconnected Web users such as Lotus Domino, iOra and Covigo;

•	companies addressing certain other segments of our BackWeb Foundation market, such as Marimba and Tibco;

•	sales force automation and enterprise resource planning, or ERP, vendors that may introduce products competitive to our packaged applications; and

•	communications and information management platform companies.

      Additional competition could come from operating system vendors, online service providers, plug-in or server applications and tools vendors, multimedia companies, document management companies and network management vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

      Many of our existing and potential customers evaluate on an on-going basis whether to develop their own software or purchase it from outside suppliers. In addition, our partners have significant research and development capabilities and are continually evaluating the efficacy of internal software development. As a result, we must, on an on-going basis, educate existing and potential customers on the advantages of our software over internally developed software, as well as our competitors’ products. However, we cannot assure you that our existing or potential customers or partners will not internally develop products similar to our own.

      Our existing and potential customers often have a pre-set budget for which we compete. We currently compete primarily on the basis of the following factors: functionality; product features and effectiveness; ease of installation and use; and price. We believe that we currently compete favorably with respect to each of these factors. However, the market for our products is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.

      In addition, emerging technologies, such as wireless fidelity or WiFi, that take a different approach to offline Web access by, for example, re-engineering platforms and applications, may pose a competitive challenge.

      We expect that competition will increase in the near term and that our primary long-term competitors may not have entered the market yet. Increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer.

Intellectual Property and Proprietary Rights

      Our success and ability to compete are dependent on our ability to develop, maintain and protect the proprietary aspects of our technology. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology.

      We have been issued several U.S. patents with respect to certain aspects of our products. In addition, we have filed other U.S. and foreign patent applications on various elements of our products. Our policy is to apply for patents or for other appropriate statutory protection when we develop valuable new or improved technology. The status of any patent involves complex legal and factual questions, and the breadth of claims that may be allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology, nor can we assure you that patents issued to us will not be infringed or designed around by others.

      We have been issued registered trademarks in the U.S. covering certain goods or services for “BackWeb,” the BackWeb logo design, “Polite,” “Polite Agent,” “Polite Neighborcast,” Polite Proxy,” “Polite Upstream,” and “ProactivePortal.” In addition, the trademark “BackWeb” is registered in Australia, the European Community and Japan.

      We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright law. We license our software to our customers under signed license agreements and under electronic (shrink-wrap) agreements that restrict the customer’s use of our software to its own business operations and prohibit disclosure to third parties. The enforceability of shrink-wrap licenses is unproven in certain jurisdictions. Finally, we seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality and assignment of invention agreements with us and by restricting access to our source code. However, we have not signed confidentiality agreements in every case.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and the steps we have taken might not prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S.

      Thus, while we rely on patent, copyright, trade secret and trademark law to protect our technology, we believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. Others may develop technologies that are similar or superior to our technology.

      Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, including defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of such materials. In the past, these claims have been brought, and sometimes successfully pressed against, companies such as online service providers in the past. It is also possible that if any such information, or information that is copied and stored by customers that have deployed our products, contains errors, third parties could make claims against us for losses incurred in reliance on such information. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

Employees

      As of December 31, 2002, we had a total of 84 employees, of which 36 were engaged in research and development, 15 in sales, marketing and business development, 15 in professional services and technical support and 18 in finance, administration and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our overall relations with our employees to be good.

      We have 45 of our 84 employees located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

RISK FACTORS

      You should consider the following factors, as well as other information set forth in this Annual Report, in connection with any investment in our Ordinary Shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our Ordinary Shares could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and our results of operations

      Current predictions for the general economy indicate continued uncertain economic conditions. Weak economic conditions may continue to cause a reduction in information technology spending generally. In addition, some of our customers continue to operate based on Internet-centric business models, and these companies have been more acutely affected by the continuing economic slowdown and have encountered significant difficulties in raising additional capital. If our customers experience financial difficulties, it could have an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to changing conditions in a timely manner, which could adversely impact our business and results of operations and cause the price of our Ordinary Shares to decline.

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line

      We have a limited operating history generally and an even more limited history operating our business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we re-positioned our products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. We do not know if our new strategic and product focus will be successful, and, to date, we have only generated very limited revenue from such business. To the extent we do not succeed in generating revenue from licensing our new products, particularly ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses

      We have not achieved profitability and expect to continue to incur net losses for at least the fiscal year 2003. We incurred net losses of $24.9 million for the year ended December 31, 2002, $34.7 million for the year ended December 31, 2001, and $19.2 million for the year ended December 31, 2000. As of December 31, 2002, we had an accumulated deficit of $127.8 million. We expect to continue to incur significant sales and marketing, product development and administrative expenses during 2003. As a result, we will need to generate significant revenue to achieve and maintain profitability.

Our quarterly operating results are subject to fluctuations

      Our operating results are difficult to predict. Our revenue and operating results have fluctuated in the past and may, in the future, vary significantly from quarter to quarter due to a number of factors, including:

•	demand for our products and services;

•	internal budget constraints and approval processes of our current and prospective customers;

•	the timing and mix of revenue generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	delays in introducing new products and services;

•	new product introductions by competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.

      Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenue during any particular quarter. Any significant shortfall in revenue in relation to our expenses would decrease our net income or increase our operating losses and would also harm our financial condition. In some recent quarters our operating results have been below the expectations of public market analysts and investors. It is likely that in some future quarters, our operating results may also be below such expectations, which would likely cause our stock price to decline.

Failure to develop key strategic relationships could limit our growth

      We believe that our success in penetrating our target markets depends significantly on our ability to develop and maintain strategic relationships with portal framework vendors, key independent software vendors, resellers, distribution partners and customers. Because we expect to generate a large portion of our revenue from sales through these relationships, if we fail to develop these strategic partnerships, our growth would likely be limited. As of December 31, 2002, we had entered into various alliances, remarketing and partnership agreements with certain portal framework vendors, which we consider key to our success, and seek to expand the number of such relationships in 2003. We do not know if these will prove to be successful relationships in the future or if we will derive material revenue from them.

      We depend on strategic relationships, partnerships and business alliances for the continued growth of our business. If we fail to continue developing these relationships, our growth could be limited. These business relationships often consist of cooperative marketing programs, joint customer seminars, lead referrals and cooperation in product development. Some of these relationships are not contractual and depend on the continued voluntary cooperation of each party with us. Even where there are written agreements in place, divergence in strategy or change in focus by, or competitive product offerings developed or acquired by, any of these companies may interfere with our ability to develop, market, sell or support our products, which in turn could harm our business. Further, if these companies enter into strategic alliances with other companies or are acquired, they could reduce their support of our products. Our existing relationships may be jeopardized if we enter into alliances with competitors of our strategic partners. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products.

Our quarterly operating results may depend on a small number of large orders

      We typically derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially are adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration

      We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in end-users in any of our customers’ licenses, our revenue would be adversely affected. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. In the years ended December 31, 2001 and December 31, 2000, this same OEM customer accounted for 52% and 27%, respectively, of our revenue. We have signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. As a result, we cannot assure you that we will derive revenue from this reseller agreement in the future, and the failure to derive significant revenue from this agreement could adversely affect our business.

We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed

      Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or to generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.

      In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licensing revenue generated from our older products, such as Foundation and e-Accelerator, and we anticipate future declines in licensing revenue from these products. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends, in large part, on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecom or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline, which would likely materially and adversely affect our revenue, operating results and stock price.

Our business will suffer if our target customers do not accept Internet solutions

      Our future revenue and profits, if any, depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our customers. Rapid growth in the use of, and interest in, the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of the Internet in the commercial marketplace and on the ability of third parties to provide a reliable Internet infrastructure network with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer.

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

      Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. If we do not use leading technologies effectively, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.

Our inability to integrate our products with other third-party software could adversely affect market acceptance of our products

      Our ability to compete successfully depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, such as portal framework vendors. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been willing to license to us rights to build integrations to their products and use their development tools. If any one of them were to close their programs’ interface or fail to grant us necessary licenses, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products’ integration with future systems.

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales

      Many of our products run on the Microsoft Windows NT, Microsoft Windows 2000 or certain versions of the Sun Solaris Unix operating systems, and some require the use of third party software. Any change to our customers’ operating systems could require us to modify our products and could cause us to delay product releases. In addition, any decline in the market acceptance of these operating systems we support may require us to ensure that all of our products and services are compatible with other operating systems to meet the demands of our customers. If potential customers do not want to use the Microsoft or Sun Solaris operating systems we support, we will need to develop more products that run on other operating systems adopted by our customers. If we cannot successfully develop these products in response to customer demands, our business could be adversely impacted. The development of new products in response to these risks would require us to commit a substantial investment of resources, and we might not be able to develop or introduce new products on a timely or cost-effective basis, or at all, which could lead potential customers to choose alternative products.

      In addition, our products may face competition from operating system software providers that may elect to incorporate similar technology into their own products.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures

      In the future, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all. In the event that we obtain additional financing by issuing Ordinary Shares or equity or debt securities that are convertible into Ordinary Shares, the interests of existing stockholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Competition in the Internet communications market may reduce the demand for, or price of, our products

      The Internet communications market is intensely competitive and rapidly changing. We expect that competition will intensify in the near-term because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is relatively new. Competition could impact us through price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well-capitalized software companies in the world. As a result, we may not be able to compete successfully, and competitive pressures may harm our business.

The loss of our right to use software licensed to us by third parties could harm our business

      We license technology that is incorporated into our products from third parties, including security and encryption software. Any interruption in the supply or support of any licensed software could disrupt our operations and delay our sales, unless and until we can replace the functionality provided by this licensed software. Because our products incorporate software developed and maintained by third parties, we depend on these third parties to deliver and support reliable products, enhance their current products, develop new products on a timely and cost-effective basis and respond effectively to emerging industry standards and other technological changes.

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

Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results

      We generally recognize revenue from a customer sale when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or customization services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of the these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for customized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

Our long and unpredictable sales cycle depends on factors outside our control and may cause license revenue to vary significantly

      To date, our customers have taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our ProactivePortal solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

Failure to expand our sales and marketing organizations could limit our growth

      If we fail to substantially expand our direct sales and marketing operations in our existing markets, we will have difficulties in growing our revenue. We are currently constrained from expanding our sales and marketing organization by budget and cost considerations. Moreover, even though we expect to expand our sales and marketing organization, we might not be able to hire or retain the kind and number of sales and marketing personnel that could be required because competition for qualified sales and marketing personnel is intense.

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs

      As a result of the economic slowdown, in the third quarter of 2002, we announced a restructuring plan to reduce our operating costs to match the current business environment, which plan was implemented in the fourth quarter of 2002. We also previously implemented a restructuring plan in July 2001. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could cause us to incur additional restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. Moreover, as a result of the restructuring, we have excess office space and are negotiating to restructure our leases for our main offices in San Jose, California and Ramat Gan, Israel. If these negotiations are not successful, continuing lease obligations could have an adverse effect on our ongoing efforts to reduce costs.

We may experience tax liabilities in connection with the liquidation of wholly owned subsidiaries that have ceased trading

      As a result of the restructuring plans we announced on July 1, 2001 and September 30, 2002, we ceased commercial operations of the following wholly owned subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies G.m.b.H., BackWeb Technologies S.a.r.l., BackWeb Technologies A.B., BackWeb Canada Inc. and BackWeb K.K. Ltd. We have decided to further streamline our operations and to simplify the legal entity structure of the BackWeb group to liquidate these companies. We do not anticipate any issues upon the liquidation of these companies, but we cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might experience a material adverse effect on our cash and earnings. We cannot assure you that we would prevail with respect to any such issue(s).

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

Our international operations are subject to additional risks

      Revenue from customers outside the United States represented approximately $2.9 million, or 46% of our total revenue, for the year ended December 31, 2002. Our international operations will continue to be subject to a number of risks, including, but not limited to:

•	laws and business practices favoring local competition;

•	compliance with multiple, conflicting and changing laws and regulations;

•	longer sales cycles;

•	greater difficulty or delay in accounts receivable collection;

•	import and export restrictions and tariffs;

•	difficulties in staffing and managing foreign operations;

•	difficulties in investing in foreign operations at appropriate levels to compete effectively; and

•	political and economic instability.

      Our international operations also face foreign-currency-related risks. To date, substantially all of our revenue has been denominated in U.S. dollars, but we believe that in the future, an increasing portion of our revenue may be denominated in foreign currencies, including the NIS, Euro Dollar and British Pound. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

Our efforts to protect our proprietary rights may be inadequate

      To protect our proprietary rights, we rely primarily on a combination of patent, copyright, trade secret and trademark laws, confidentiality agreements with employees and third parties, and protective contractual provisions such as those contained in license agreements with customers, consultants and vendors. However, these parties could breach such confidentiality agreements and other protective contracts. In addition, we have not signed confidentiality agreements in every case. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. We may not become aware of, or have adequate remedies in the event of, such breaches.

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

      We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price.

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

We may not have sufficient insurance to cover all potential claims against our directors and officers nor may we be able to renew our directors and officers (“D&O”) insurance policy at a reasonable rate or obtain sufficient coverage

      Our D&O insurance may not cover all potential claims against our directors and officers. Our D&O insurance policy expires August 1, 2003, and we cannot assure you that we will be able to renew our D&O policy after this time at a reasonable rate or at all. As a result, it may be difficult to retain or attract qualified directors or officers.

Our business could suffer if we lose the services of key personnel

      If we fail to attract qualified personnel for our open positions or retain current employees, including, our executive officers and other key employees, our revenue may not increase and could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel

      We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. We cannot predict the effect on BackWeb of the increase in the degree of violence by Palestinians against Israel or of any possible military action elsewhere in the Middle East, such as the war in Iraq. If Israel’s economy is impaired by a high inflation rate or if the timing of the devaluation of the NIS against the U.S. dollar were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld

      Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, maintaining the development and production nature of our facilities, and financing at least 30% of these investments through the issuance of capital stock. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past. The expiration date currently in effect is May 2003, and no new benefits will be granted after that date unless the expiration date is again extended. There is a committee that is reviewing the benefits program under the law. There can be no assurance that new benefits will be available after May 2003 or that the benefits will be continued in the future at their current levels or at any level.

Israeli regulations may limit our ability to engage in research and development and export our products

      Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 2003. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

Israeli courts might not enforce judgments rendered outside of Israel that may make it difficult to collect on judgments rendered against us

      Some of our directors and executive officers are not residents of the United States and some of their assets and our assets are located outside the United States. Service of process upon these directors and executive officers, and enforcement of judgments obtained in the United States against us, and these directors and executive officers, may be difficult to obtain within the United States. BackWeb Technologies, Inc., our U.S. subsidiary, is the U.S. agent authorized to receive service of process in any action against us in any federal or state court arising out of our initial public offering or any related purchase or sale of securities. We have not given consent for this agent to accept service of process in connection with any other claim.

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

      Israeli corporate law regulates acquisitions of shares through tender offers, requires special approvals for transactions involving significant shareholders and regulates other matters that may be relevant to these types of transactions. Furthermore, Israeli tax considerations may make potential transactions unappealing to us or to some of our shareholders. In addition, our articles of association provide for a staggered board of directors.

The new tax reform in Israel may reduce our tax benefit, which might adversely affect our profitability

      On January 1, 2003, a comprehensive tax reform took effect in Israel. We have performed an initial analysis of the likely implications of the new tax reform legislation on our results and operations. Our initial evaluation concludes that the impact of the tax reform on both the corporate and income tax framework of the Company is not expected to have a material effect on the results and operations of the Company. This initial evaluation is in part based on the assumptions that there will no expansion of the BackWeb group of companies beyond the countries in which we already operate and that the Company will remain in a net operating loss for tax purposes for at least the next three years. We cannot provide assurances that these assumptions will be met, and the tax reform will not materially and adversely affect our results and operations.

Our results of operations may be negatively affected by the obligation of key personnel to perform military service

      Certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the Company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service. Such military requirement could be increased in the event of war or military action involving Israel, which may be more likely in light of the United States’ initiation of military action against Iraq.

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

      In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action described in Part I, Item 3 “Legal Proceedings” of this Annual Report, and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources.

Our continued Nasdaq SmallCap Market listing is not assured

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff, advising us that our Ordinary Shares had been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised us that it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002, unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualification Panel. We initially requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. Subsequently, the Company applied to transfer its Ordinary Shares to The Nasdaq SmallCap Market. That application was approved and the Company’s Ordinary Shares began trading on The Nasdaq SmallCap Market on September 23, 2002. We have met the initial and continued listing criteria for The Nasdaq SmallCap Market as a foreign company and will remain eligible to be quoted on The Nasdaq SmallCap Market, subject to our compliance with the continued listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on The Nasdaq SmallCap Market. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. This situation would be exacerbated if we were unable to obtain listing on another market or exchange, as this would likely make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our Ordinary Shares. Not maintaining a listing on a major stock market may:

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

Holders of our Ordinary Shares who are United States residents face income tax risks

      We believe that we will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our Ordinary Shares and may cause a reduction in the value of such shares. For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset, which produces passive income. Passive income also includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. As a result of our substantial cash position and the decline in the value of our stock, we might be considered a PFIC under a literal application of the asset test that looks solely to market value. If we are a PFIC for U.S. federal income tax purposes, holders of our Ordinary Shares who are residents of the United States (“U.S. Holders”) would be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale of Ordinary Shares.

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

      As an alternative to making the QEF election, the U.S. Holder of PFIC stock which is publicly traded could mitigate the consequences of the PFIC rules by electing to mark the stock to market annually, recognizing as ordinary income or loss each year an amount equal to the difference as of the close of the taxable year between the fair market value of the PFIC stock and the U.S. Holder’s adjusted tax basis in the PFIC stock. Losses would be allowed only to the extent of net mark-to-market gain previously included by the U.S. Holder under the election for prior taxable years.

      All U.S. Holders are advised to consult their own tax advisers about the PFIC rules generally and about the advisability, procedures and timing of their making any of the available tax elections, including the QEF or mark-to-market elections.

Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 37.8% of our outstanding Ordinary Shares as of December 31, 2002. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 2.  Properties

      As of December 31, 2002, BackWeb leased approximately 8,500 square feet in a single office building located in Ramat Gan, Israel; approximately 34,000 square feet in a single office building located in San Jose, California; and approximately 10,000 square feet in a single office building in Toronto, Canada. The office space in Ramat Gan, Israel is leased pursuant to a lease that terminates in May 2004. The office space in San Jose, California is leased pursuant to a lease that expires in March 2007. The office space in Toronto, Canada is leased pursuant to a lease that expires in August 2006. In addition to these facilities, BackWeb also rents a small office in Hamburg, Germany with a lease that expires in October 2003.

      As part of the restructuring that began in the third and fourth quarter 2002, the Company entered into negotiations with its various landlords to renegotiate its lease obligations in San Jose, California, Ramat Gan, Israel and Toronto, Canada. The Company has reached agreements in principle with the landlords in San Jose, California and Ramat Gan, Israel, whereby it may be able to mitigate its lease obligations by, among other things, buying out certain of its obligations, subletting space or reducing rent, or a combination of these. However, there can be no assurance that the Company will be successful in entering into written agreements reflecting these various agreements in principle or that it will be able to mitigate its lease obligations. For a more complete discussion of the Company’s lease obligations, please refer to Note 9 to Notes of Consolidated Financial Statements elsewhere in this Annual Report.

      As part of the restructuring, BackWeb has also relinquished other office space it had acquired through short-term leases or on a month-to-month basis in various parts of the United States. We believe that our remaining facilities will be adequate to meet our needs for the foreseeable future.

Item 3.  Legal Proceedings

      BackWeb, six of its officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the

United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

      We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations or our share price.

      From time to time we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Ordinary Shares are traded on The Nasdaq SmallCap Market under the symbol “BWEB.” We transferred the trading in our Ordinary Shares to The Nasdaq SmallCap Market as of September 23, 2002. Prior to this time, and since our initial public offering on June 8, 1999, our Ordinary Shares had been traded on The Nasdaq National Market. Prior to that, there was no public market for our Ordinary Shares. The following table sets forth The Nasdaq National or SmallCap Market (as applicable) low and high sales price of our Ordinary Shares for the periods indicated below:

	Low Sale	High Sale
	Price	Price

2002
Fourth Quarter	$0.15	$0.45
Third Quarter	$0.20	$0.63
Second Quarter	$0.50	$1.10
First Quarter	$1.00	$1.75
2001
Fourth Quarter	$0.64	$1.99
Third Quarter	$0.43	$1.60
Second Quarter	$1.37	$3.33
First Quarter	$1.44	$6.75

      Our transfer agent is American Stock Transfer & Trust Company (AST), 59 Maiden Lane, New York, NY 10038. AST’s telephone number for shareholder services is 1-800-937-5449.

      According to the records of AST, we had approximately 184 shareholders of record as of March 3, 2003. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

      Our policy is to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Ordinary Shares in the foreseeable future.

      If we were to distribute cash dividends out of income that had been exempt from tax because of our investment program’s Approved Enterprise status (for description of such status please refer to the section entitled “Effective Corporate Tax Rate” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A” section below) such income would become subject to Israeli corporate tax.

      If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid.

      In 1998, the Israeli currency control regulations were liberalized significantly, and since January 1, 2003, all exchange control restrictions have been removed, although there are still reporting requirements for foreign currency transactions. There are no longer Israeli currency control restrictions on remittances of dividends on the Ordinary Shares (after deduction of withholding tax) or the proceeds from the sale of the Ordinary Shares, and shareholders may freely convert these amounts into non-Israeli currencies and remit these amounts abroad. However, legislation remains in effect, pursuant to which currency controls can be imposed by administrative action at any time.

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

BackWeb Technologies Ltd.

Consolidated Statements of Operations

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Revenue:
License	$2,119	$13,807	$29,294	$18,514	$7,980
Service	4,228	6,831	9,052	4,749	1,557

Total revenue	6,347	20,638	38,346	23,263	9,537
Cost of revenue:
License	213	443	249	266	266
Service	3,050	5,238	6,051	3,911	1,353

Total cost of revenue	3,263	5,681	6,300	4,177	1,619

Gross profit	3,084	14,957	32,046	19,086	7,918

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Operating expenses:
Research and development, net	6,059	9,230	8,672	5,519	4,555
Sales and marketing	10,298	22,882	28,479	18,876	13,182
General and administrative	4,557	10,494	7,480	4,480	3,182
Restructuring charge	4,678	2,825	—	—	—
Write-off of intellectual property and other intangibles	1,764	—	—	—	—
Amortization of goodwill, intellectual property, other intangibles and deferred stock compensation	1,782	3,806	11,377	3,640	1,824

Total operating expenses	29,138	49,237	56,008	32,515	22,743

Loss from operations	(26,054)	(34,280)	(23,962)	(13,429)	(14,825)
Finance and other income (expense), net	1,172	2,037	4,749	1,940	218
Write down of an equity investment	—	(2,500)	—	—	—

Net loss	$(24,882)	$(34,743)	$(19,213)	$(11,489)	$(14,607)

Basic and diluted net loss per share	$(0.63)	$(0.91)	$(0.52)	$(0.59)	$(6.07)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	39,284	38,225	37,205	19,575	2,408

	December 31,

	2002	2001	2000	1999	1998

			(In thousands)
Condensed Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	23,757	41,824	64,734	75,607	6,449
Working capital	20,334	37,905	63,916	71,323	1,596
Total assets	29,409	56,512	90,374	86,049	12,701
Long-term obligations, net of current	—	—	—	—	327
Redeemable convertible preferred stock	—	—	—	—	37,304
Total shareholders’ equity (net capital deficiency)	22,521	46,581	78,430	73,129	(33,178)

(1)	For the calculation of the number of shares, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report, as well as the section on “Risk Factors” that is set forth in Item 1 of Part I of this Form 10-K. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-K.

Overview

      BackWeb provides offline Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential documents and applications.

      BackWeb ProactivePortalTM is designed to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, which helps increase usage of the portal and critical communications, which can increase companies’ return on investment from their enterprise portals. Our BackWeb e-AcceleratorTM application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. This enables sales and service organizations, partners and resellers, and call centers using our products to collect and distribute up-to-date, key data to customers, partners, and employees, enabling users to interact with the data through alerts and notification features. Our core infrastructure software, BackWeb FoundationTM, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

      Since our inception, we have derived revenue primarily from licensing our products and, to a lesser extent, from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the costs of service revenue such as salaries and related expenses of our customer support and consulting organizations and the cost of third party contractors to provide consulting services. Accordingly, our gross margins on service revenue are significantly lower than our gross margins on license revenue. Our products are marketed worldwide through a combination of the direct sales force, reseller channel and OEMs.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowances for doubtful debts;

•	Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment;

•	Review of equity investments for impairment; and

•	Forward exchange contracts

Revenue recognition

      We derive our revenue from licensing of our products, and by providing maintenance service, customer training and consulting services. We generally sell our products through our direct sales force and, indirectly, though resellers and OEMs. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.

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

      We license our products on a perpetual and on a term basis. We recognize license revenue arising from the sale of perpetual licenses and multi-year term licenses in the accounting period that the official order form and sale occurs. For term licenses with a contract period of less than one year, revenue arising is recognized on a monthly basis.

      A license sale is deemed to have occurred when persuasive evidence exists of an agreement exists, delivery has occurred, the fee is fixed and determinable and the collection of the resulting receivable is reasonably assured. Delivery generally occurs when the product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our license sale is fixed and determinable. If the fee is not fixed or determinable, we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. We determine the fee associated with a license sale by reference to a price list, and if a discount from the price list is applicable, we assess whether the discount is in accordance with what management believes to be generally acceptable discount. The principal factors we take into account when giving a discount are the volume of licenses in the transaction, the strategic nature of the deal and customer and the future likelihood of further transactions with the same customer. In addition, we assess whether or not collection is reasonably assured. Our license agreements generally provide for payment within 30 to 90 days from the official order form date. In cases where we do not establish reasonable assurance of collection, revenue is recognized only on the receipt of payment. If we agree to payment terms that are outside of these parameters, we generally recognize revenue as the fees become due.

      We assess the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established at the time the official order form is signed, we defer the fee and recognize revenue at the time collection is made, which is generally upon the receipt of cash.

      For all sales made through our direct sales force, we use a “Software License Service Agreement” (“SLSA”) and an official order form. For sales made through a reseller, we enter into a standard reseller agreement and evidence of orders from customers must be supplied before we recognize revenue.

      We recognize maintenance revenue over the contractual period for the maintenance, which is generally one year. We provide maintenance at multiple levels of support, and we price this service as a percentage of the related license revenue. For those agreements where the maintenance and license is quoted as one fee, we value the maintenance as an undelivered element at standard rates and defer this revenue over the contractual maintenance period. A customer may elect whether to buy a maintenance contract.

      Our arrangements do not generally include acceptance. However if such an acceptance provision exists, then we defer revenue recognition until we receive written acceptance of the product from the customer. All agreements we enter into are non-refundable and non-cancelable.

      We also recognize revenue from consulting activities, which is generally evidenced by a signed Statement of Work (“SOW”). We generally charge for our consulting activities on a time and materials basis, and, in such cases, recognize revenue when we invoice the customer. If an acceptance clause is contained in the SOW, we defer revenue until we obtain written acceptance from the customer. We also sometimes charge a fixed fee for our consulting activities. Management interprets fixed bids in a similar manner to a SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time we recognize the revenue.

      We determine the appropriate revenue recognition for training to customers when we provide the customer with the training

      Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts

      Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is forthcoming. During 2002 and 2001, management provided for approximately $205,000 and $2.9 million, respectively, of doubtful debts arising primarily from “Internet-centric” businesses in the “business to consumer” market that arose primarily as a result of certain customers no longer being able to continue business due to the prevailing economic conditions. Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities, which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. In these cases management has accrued for the appropriate deductible in respect of the legal expenses in the financial statements. A discussion of our outstanding material litigation is contained in Part I, Item 3 “Legal Proceedings” of this Form 10-K.

Reviewing goodwill, intellectual property and other intangible assets arising on capitalized purchased technology for impairment

      We assess the impairment of long-lived assets and related goodwill, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value of these assets may not be recoverable. The factors we consider important in this assessment include, but are not limited to, the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of our company;

•	Significant negative industry or economic trends.

      The determination that the carrying value of intangibles, long-lived assets and goodwill arising on the purchase of intellectual property may not be recoverable is based upon the existence of one or more of the above factors. We assess whether impairment exists by conducting an impairment review in which we compare the carrying value of the assets to their fair value in accordance with SFAS 142.

      As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted SFAS 144 in January 2002. In conjunction with the restructuring we implemented during the third quarter of 2002, which included a reduction-in-force of 61 employees (see Note 9 of the Notes to the Consolidated Financial Statements), the Company changed its internal allocation of resources. The Company now believes that it is unlikely that any future value will be realized from the wireless technology that was acquired from Mobix. As of June 30, 2002, the carrying value of the wireless technology, which was recorded as intangibles, was $1.8 million. Based on SFAS No. 144, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of its intangible assets during the three months ended September 30, 2002. Net intangible assets at December 31, 2002 were zero.

Review of equity investments for impairment

      We have made equity investments in other companies that we believed were in the best interests of the Company and its strategic objectives. Before an investment is executed, the Company’s executive management and Board of Directors approve them. Generally, management designates an executive staff member to either serve on the Board of Directors of the company in which we invested as a voting member or as an observer. This process serves management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process, while based on reasonably objective evidence supplied by the company in which we invested, is combined with analysis of general economic trends and indicators. During 2001, management carried out such reviews and accounted for an impairment charge against one of its equity investments for the full $2.5 million amount of the equity investment. Management reviews during 2002 demonstrated that no further impairment provisions were required against other equity investments. Significant management judgment is involved in conducting these reviews and future developments to this company may result in the impairment provision becoming a write-off.

Forward exchange contracts

      We participate in hedging certain forecasted committed expenses that are payable in New Israeli Shekels, or NIS to minimize the company’s exposure to fluctuations in the exchange rate between the NIS and the US $. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonable confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macro economic indicators into account, in order to protect ourselves from fluctuating exchange rates we enter into forward contacts. The contracts are generally monthly and timed in the month to mature when we incur most of our expenses in NIS, which are the payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement.

      Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires that all derivatives be recorded on the balance sheet at fair value and such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, at least quarterly. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings. All amounts accumulated in Other Comprehensive Income at year-end will be reclassified to earnings when the forecasted expense underlying the forward contract has been made.

Results of Operations

Revenue

      We derive revenue from license, maintenance, consulting and training services for BackWeb Foundation, BackWeb e-Accelerator Suite and BackWeb Proactive Portal. Total revenue for the twelve months ended December 31, 2002 was $6.3 million, a decrease of approximately $14.3 million, or 69.2%, from $20.6 million in the twelve months ended December 31, 2001. Total revenue decreased approximately $17.7 million, or 46.2%, during 2001 as compared to 2000. The decrease in 2002 was due primarily to a $9.4 million decrease in revenue from one OEM customer, whose contract ended during 2002. We have negotiated a new reseller agreement with this customer and we are still in the business objective and strategy setting process. We are not able to quantify the amount of revenue that may be generated in future periods from the new agreement. The remaining $4.9 million decrease was due to the decrease in the volume and average size of license and consulting service deals. The decrease in 2001 was due to the decrease in the volume of both license and consulting services deals. The Company believes that these decreases in revenue during each of the last two years were due, in large part, to the continuing slowdown in companies’ information technology spending due to global economic conditions, and to a lesser extent the re-positioning of the company to a new product offering of the BackWeb Proactive Portal. We have limited visibility to forecast revenue for 2003 and therefore we are unable to quantify the future behavior of our revenue.

      License revenue was $2.1 million, or 33.4% of total revenue, in the twelve months ended December 31, 2002 compared to $13.8 million, or 66.9% of total revenue, and $29.3 million, or 76.4% of total revenue, in the twelve months ended December 31, 2001 and 2000, respectively. The $11.7 million decrease in license revenue in 2002 as compared with 2001 was primarily due to the $9.0 million decrease of license revenue from the OEM customer whose contract terminated during 2002, and the remaining $2.7 million decrease was due to a decrease in the volume and average size of our license deals. The $15.5 million decrease in license revenue in 2001 as compared with 2000 was primarily due to a decrease in the volume and average size of our license deals. During 2002 we have been transitioning to our new product, the BackWeb Proactive Portal. Our license revenue during 2002 has been largely dependent on our older products, especially the BackWeb Foundation product. During 2003 we expect the revenue from the BackWeb Proactive Portal to increase both in absolute terms and as a percentage of the overall product portfolio. We expect too continue to generate license revenue from our older products, in particular the BackWeb Foundation product but we expect this to decrease as a percentage of the overall product mix portfolio.

      Service revenue, which includes maintenance, consulting and training services, was $4.2 million, or 66.6% of total revenue, in the twelve months ended December 31, 2002 compared to $6.8 million, or 33.1% of total revenue, and $9.1 million, or 23.6% of total revenue, in the twelve months ended December 31, 2001 and 2000, respectively. The decrease in service revenue was primarily related to the decrease in our maintenance revenue, which was directly attributable to the reduction in our license revenue, a decrease in professional consulting services revenue directly related to the volume reduction of license revenue deals and to a lesser extent a decrease in maintenance renewals due to global economic conditions.

      In 2002, 2001 and 2000, one OEM customer accounted for $1.3 million, or 20% of total revenue, $10.7 million, or 52% of total revenue, and $10.4 million, or 27% of total revenue, respectively. In addition, two customers accounted for an aggregate of 20% of total revenue in 2002, and two customers accounted for an aggregate of 11% of total revenue in 2001. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future years.

      Customers outside of the United States accounted for 46.3%, 70.1% and 48.8% of our total revenue in the twelve months ended December 31, 2002, 2001 and 2000, respectively. The variations in the mix of revenue generated in the United States as compared to the revenue generated outside of the United States fluctuates significantly due to the reduced number of deals closed in these periods, as each individual deal had a greater impact on the composition of our revenue and the significant variability in the value of these deals. To a lesser extent the overall increase from 2000 to 2001 and the decline from 2001 to 2002 of revenue generated outside of the United States was also attributable to the geographical distribution of revenue that was associated with the OEM agreement that ended during 2002.

Cost of Revenue

      Cost of revenue was $3.3 million, or 51.4% of total revenue, for the twelve months ended December 31, 2002 compared to $5.7 million, or 27.5% of total revenue, and $6.3 million, or 16.4% of total revenue, for the twelve months ended December 31, 2001 and 2000, respectively. In 2002 and 2001, the increase in cost of revenue was due to a shift in the revenue produced from the higher gross margin license deals to the lower gross margin service revenue deals. The decrease in cost of revenue in absolute dollars was primarily due to the reduction in run-rate expenses as a result of both the 2001 and 2002 restructuring that was undertaken. The expenses affected by the restructuring were across the board, including, but not limited to payroll and related expenses and general overhead expenses of the company.

      Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors. Cost of license revenue was $213,000, or 10.1% of license revenue, for the twelve months ended December 31, 2002 compared to $443,000, or 3.2% of license revenue, for the twelve months ended December 31, 2001 and $249,000, or 0.9% of license revenue, for the twelve months ended December 31, 2000. The cost of license revenue is higher in percentage terms in the twelve months ended December 2002 compared to the twelve months ended December 31, 2001 and 2000 due to the fixed cost elements of the royalty payables for embedded third party software.

      Cost of service revenue consists primarily of expenses related to salaries and the overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants and contractors. Cost of service revenue was $3.1 million, or 72.1% of service revenue, in the twelve months ended December 31, 2002 compared to $5.2 million, or 76.7% of service revenue, in the twelve months ended December 31, 2001 and $6.1 million, or 66.8% of service revenue, in the twelve months ended December 31, 2000. The decrease in cost of service revenue in 2002 and 2001 was primarily due to the reduced level of payroll and related expenses together with overhead expenses that resulted from the reorganizations that occurred in both 2002 and 2001. We expect the cost of service revenue to increase marginally in line with service revenues; the increase is not directly variable due to the relative fixed cost of the customer technical support operation.

Operating Expenses

Research and Development, net

      Research and development expenses, net consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We have research and development facilities in Israel. Research and development expenses, net were $6.1 million, $9.2 million and $8.7 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The decrease in research and development expenses, net during 2002 was primarily due to the reduction in our headcount from 60 to 37 full-time employees that resulted from the reduction-in-force we implemented on October 1, 2002. Our research and development expenses, net also decreased in 2002 due to more effective cost management and the restructuring of the underlying fixed cost element, principally the office lease costs in Israel, following the reorganization. Other influential factors are the devaluation of the NIS against the U.S. dollar and the credit resulting from cash flow hedging under forward exchange contracts of approximately $131,000. The increase in research and development expenses, net during 2001 was partly due to a $150,000 research and development grant that we received in 2000 which was credited against operational expenses and substantial investment in research and development personnel and related costs towards the end of 2000, which peaked during the first six months of 2001. We were not entitled to receive any research and development grant in 2001. This was partially offset by the reduction in research and development costs following the reduction-in-force we implemented on July 1, 2001,although there was some underlying investment and growth remaining after the reorganization. Research and development expenses, net were 95.5%, 44.7% and 22.6% of total revenue in the twelve months ended December 31, 2002, 2001 and 2000, respectively. The increase in research and development expenses, net as a percentage of revenue during each of the last two years was due to a larger percentage decrease in total revenue as compared with research and development, net expenses. We expect our research and development, net expenses will decrease on an absolute basis in 2003 due to the restructuring that we carried out in 2002 and more effective cost management.

Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expense and general overhead. As of December 31, 2002, we had sales personnel in offices located in the United States and Europe. Sales and marketing expenses were $10.3 million; $22.9 million and $28.5 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The decrease in sales and marketing expenses during each of the last two years was due to numerous factors, one of which was the reduced level of headcount and related costs as a result of the reorganizations that occurred in both 2002 and 2001. We reduced the sales and marketing organization in the October 2002 reorganization from 52 to 26 full-time employees. Other significant factors were lower commission earned which is directly related to the lower levels of revenue and reduced advertising and marketing program expense as well as underlying fixed overhead. Sales and marketing expenses were 162.2%, 110.9% and 74.3% of total revenue for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The increase in sales and marketing expenses as a percentage of total revenue during each of the last two years was due to a larger percentage decrease in total revenue as compared with sales and marketing expenses. We expect that sales and marketing expenses will decrease on an absolute basis during 2003 as a consequence of the reorganization that took place in 2002. This reduction may be partially offset by increased commissions earned to the extent revenue levels increase over those of 2002.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal and the provision for bad and doubtful debts. General and administrative expenses were $4.6 million; $10.5 million and $7.6 million in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Excluding the provision for bad and doubtful debt of $205,000, $2.9 million and $731,000 in the twelve months ended December 31, 2002, 2001 and 2000, respectively; general and administrative expenses were $4.4 million, $7.5 million, and $6.8 million. The decrease in general and administrative expenses during 2002, excluding the provision for bad and doubtful debts, was primarily decreased payroll and related expense as well as reductions in underlying fixed overhead following the reduction in our headcount from 29 to 16 full-time employees, resulting from the reorganization in 2002. We expect general and administrative expenses, excluding the provision for bad and doubtful debts, will decrease on an absolute basis over the next year due to the 2002 reorganization and more effective cost management.

      During 2002 and 2001, our provision for bad and doubtful debts were primarily attributable to “Internet-centric” businesses in the “business to consumer” market, as worsening economic conditions caused certain customers to no longer be able to continue business. We do not expect to have increased provisions for bad and doubtful debt during 2003.

Restructuring Charge

      During the three months ended September 30, 2002, the Company announced a restructuring plan, which it implemented in the three months ended December 31, 2002. The restructuring plan included reducing the workforce by 61 employees, vacating some facilities, canceling office service leases and writing-down fixed assets as a result of employee terminations and office consolidation. During the three-month period ended September 30, 2002, we recorded a restructuring charge of $4.7 million, which included $1.6 million of severance and benefit costs, $2.7 million of facility costs, $200,000 related to the write-down of fixed assets and $200,000 related to other restructuring costs. For further information related to this restructuring, see Note 9 of the Notes to the Consolidated Financial Statements.

      During the three months ended September 30, 2001, the Company approved a restructuring plan to reduce its workforce by 63 employees, vacate certain facilities, canceling office service leases and writing-down fixed assets. We recorded a restructuring charge of $2.8 million, which included $1.3 million related to severance and benefits costs, $1.4 million related to facility costs, and $100,000 of other related restructuring costs. For further information related to this restructuring, see Note 9 of the Notes to the Consolidated Financial Statements.

Write-off of Intellectual Property and Other Intangible Assets

      In conjunction with the Company’s restructuring that it implemented during 2002, the Company changed its internal allocation of resources. As of June 30, 2002, the Company believed that it was unlikely that any future value would be realized from the wireless technology that it acquired from Mobix Communications Ltd. This wireless technology was recorded as intangibles on June 27, 2000 and had a carrying value of $1.8 million as of June 30, 2002. Based on SFAS 144 in the Critical Accounting Policies, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of these intangibles during the three months ended September 30, 2002.

      Amortization of goodwill, intellectual property, other intangible assets and deferred stock compensation consists of amortization of goodwill and other intangibles associated with our acquisition of Lanacom in August 1997, deferred stock compensation in 1999, the initial write-off of the acquisition of intellectual property from Mobix Communications Ltd. in June 2000 and amortization of intellectual property and other intangibles associated with the acquisition of intellectual property from Mobix. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Goodwill, intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful life, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method. The total amortization expense related to a one-time write-off of in-process research and development in June 2000 was $8.4 million. Amortization expense was $1.8 million for the twelve months ended December 31, 2002 compared to $3.8 million and $11.4 million in the twelve months ended December 31, 2001 and 2000, respectively.

Finance and Other Income, net

      Finance and other income, net includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the twelve months ended December 31, 2002, finance and other income and expenses, net was $1.2 million compared to $2.0 million and $4.7 million in the twelve months ended December 31, 2001 and 2000, respectively. The decrease in finance and other income, net during 2002 and 2001 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and reduced interest rates. The increase in finance and other income during 2000 was due to interest income generated from the proceeds of our initial public offering in July 1999. We expect finance and other income, net to continue to decrease during 2003 as the Company forecasts that it will continue to use cash during 2003 and, as a result, the Company expects to earn less investment and interest income.

Write-Down of an Equity Investment

      In 2000, the Company invested an aggregate of $3.0 million in certain development-stage companies operating Internet-centric businesses in which the Company believed it had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to, and in the valuations of, the privately funded Internet-centric businesses, the Company determined that its investment in 3Path, Inc. had become impaired. Accordingly, in the three months ended June 30, 2001, the Company recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company’s management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002.

Income Taxes

      As of December 31, 2002, we had approximately $82.0 million of Israeli net operating loss carry forwards and $5.0 million of U.S. federal net operating losses carry forwards available to offset future taxable income.

The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had $23.8 million of cash, cash equivalents and short-term investments as compared to $41.8 million as of December 31, 2001.

      Net cash used in operating activities was $18.4 million and $22.2 million for the twelve months ended December 31, 2002 and 2001, respectively. Cash provided by investing activities was $18.6 million for the twelve months ended December 31, 2002, and primarily represents the net proceeds from the purchases and sales of short-term investments. Cash provided by investing activities was $17.1 million for the twelve months ended December 31, 2001, and primarily represents the net proceeds from the purchases and sales of short-term investments, partially offset by the purchase of property and equipment. Cash provided by financing activities was $807,000 and $1.2 million for the twelve months ended December 31, 2002 and 2001, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares and proceeds from shareholders’ note receivables.

      As of December 31, 2002, the Company had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months from the date of this report. However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the ProactivePortal Server, if we fail to develop key strategic relationships or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

      BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2003	$896
2004	727
2005	618
2006	600
2007 and after	46

$2,887

As part of the restructuring plan that began in the three months ended September 30, 2002, the Company entered into negotiations with its various landlords to renegotiate its lease obligations. The Company has reached agreement in principle with its landlords in San Jose, CA and Ramat Gan, Israel whereby it may be able to mitigate its lease obligations by, among other things buying out certain of its obligations, subletting space or reducing rent or a combination of these. The amounts reflected in the table above assume that the agreements in principle are reflective of the final executed agreements.

Effective Corporate Tax Rates

      Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our taxable income will be generated in Israel. Israeli companies are generally subject to income tax at a rate of 36% of taxable income. The majority of our income, however, is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% — 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of the Company.

      All of these tax benefits are subject to various conditions and restrictions. See “Note 13 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959.” We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through December 31, 2002, we have not yet used the tax benefits for which we are eligible. See Item 1, “Business — Risk Factors.”

Impact of Inflation and Currency Fluctuations

      Most of the Company’s sales are denominated in U.S. dollars. However, we incur a large portion of our costs from our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are, and will be, affected by changes in the prevailing NIS/U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we do business in Europe.

      The annual rate of inflation in Israel was 6.5%, in 2002, 1.0% in 2001 and 0% in 2000. The NIS was devalued against the U.S. dollar by approximately 7.3% in 2002, 9.3% in 2001 and (2.7)% in 2000. The representative dollar exchange rate for converting the NIS to U.S. dollars, as reported by the Bank of Israel, was NIS 4.737 for one U.S. dollar on December 31, 2002.

Recently Issued Accounting Pronouncements

      The FASB recently issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or operating results.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation Transmission and Disclosure,” which amended FASB Statement No. 123 (“SFAS 148”). The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. SFAS 148 has been adopted and the additional disclosure requirements have been reflected in Note 2 of the Notes to the Consolidated Financial Statements.

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

Item 8.	Financial Statements and Supplementary Data

Supplementary Data

Unaudited Quarterly Financial Data for 2002 and 2001

      The following are summaries of quarterly financial data for the years ended December 31, 2002 and 2001 as reported by the Company:

	First	Second	Third	Fourth
	Qtr	Qtr	Qtr	Qtr

	Unaudited
	(In thousands, except per share data)
2002
Revenue	2,311	1,791	902	1,343
Gross profit	1,172	825	43	1,044
Net loss	(5,652)	(5,540)	(11,300)	(2,390)
Basic and diluted net loss per share	(0.15)	(0.14)	(0.29)	(0.06)
2001
Revenue	7,221	4,575	4,481	4,361
Gross profit	5,373	3,065	3,287	3,232
Net loss	(7,936)	(11,607)	(9,245)	(5,955)
Basic and diluted net loss per share	(0.21)	(0.30)	(0.24)	(0.15)

(b)	Financial Statements

      The following consolidated financial statements and the related notes thereto of BackWeb Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Form 10-K.

      Report of Kost Forer & Gabbay, a member of Ernst & Young Global, Independent Auditors

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Shareholders’ Equity

      Consolidated Statements of Cash Flows

      Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Shareholders’ of

BackWeb Technologies Ltd.

      We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (the “Company”) and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

KOST FORER & GABBAY
A Member of Ernst & Young Global

Tel-Aviv, Israel

February 4, 2003

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,272	$17,209
Short-term investments	5,485	24,615
Trade accounts receivable, net of allowance for doubtful accounts of $2,046 and $2,957 at December 31, 2002 and 2001, respectively	1,659	3,529
Other accounts receivables and prepaid expenses	1,523	2,015

Total current assets	26,939	47,368
Long-term investments and other long term assets	1,387	2,458
Property and equipment, net	1,083	3,356
Intellectual property and other purchased intangibles, net	—	3,330

Total assets	$29,409	$56,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,340	$7,192
Deferred revenue	1,265	2,271

Total current liabilities	6,605	9,463
Accrued severance pay, net	114	240
Long-term deferred revenue	169	228
Commitments and contingencies
Shareholders’ equity:
Series E Preferred shares, nominal value NIS 0.01 per share; zero and one share authorized and issued and outstanding at December 31, 2002 and December 31, 2001, respectively	—	3,454
Ordinary Shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at December 31, 2002 and 2001; 39,772,254 and 38,613,328 shares issued and outstanding at December 31, 2002 and 2001, respectively	150,867	147,114
Notes receivable from shareholders	(506)	(1,235)
Deferred stock compensation	—	(216)
Accumulated other comprehensive income (loss)	(22)	400
Accumulated deficit	(127,818)	(102,936)

Total shareholders’ equity	22,521	46,581

Total liabilities and shareholders’ equity	$29,409	$56,512

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
License	$2,119	$13,807	$29,294
Service	4,228	6,831	9,052

Total revenue	6,347	20,638	38,346

Cost of revenue:
License	213	443	249
Service	3,050	5,238	6,051

Total cost of revenue	3,263	5,681	6,300

Gross profit	3,084	14,957	32,046

Operating expenses:
Research and development, net	6,059	9,230	8,672
Sales and marketing	10,298	22,882	28,479
General and administrative	4,557	10,494	7,480
Restructuring and other charges	4,678	2,825	—
Write-off of intellectual property and other purchased intangible assets	1,764	—	—
In-process research and development write-off and amortization of goodwill, intellectual property and other intangible assets	1,566	3,132	10,163
Amortization of deferred stock compensation	216	674	1,214

Total operating expenses	29,138	49,237	56,008

Loss from operations	(26,054)	(34,280)	(23,962)
Finance and other income, net	1,172	2,037	4,749
Write down of an equity investment	—	(2,500)	—

Net loss	$(24,882)	$(34,743)	$(19,213)

Basic and diluted net loss per share	$(0.63)	$(0.91)	$(0.52)

Weighted average number of shares used in computing basic and diluted net loss per share	39,284	38,225	37,205

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

							Accumulated
					Notes		Other
	Preferred Shares		Ordinary Shares		Receivable	Deferred	Comprehensive			Total
					From	Stock	Income/	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shareholders	Compensation	(Loss)	Deficit	Income/(Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 1999	1	$3,454	35,153,402	$124,301	$(3,316)	$(2,104)	$(226)	$(48,980)	—	$73,129
Issuance of Ordinary Shares, net of $4,688 of issuance costs	—	—	458,000	14,779	—	—	—	—	—	14,779
Issuance of Ordinary Shares upon exchange of Series E preferred shares	—	—	932,770	—	—	—	—	—	—	—
Issuance of Ordinary Shares pursuant to options and warrants exercised and ESPP	—	—	1,468,153	4,130	—	—	—	—	—	4,130
Issuance of shares and stock options in respect of intellectual property acquisition	—	—	155,914	4,000	—	—	—	—	—	4,000
Forfeiture of restricted shares	—	—	(120,501)	(459)	459	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	371	—	—	—	—	371
Amortization of deferred stock compensation	—	—	—	—	—	1,214	—	—	—	1,214
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(19,213)	$(19,213)	(19,213)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	20	—	20	20

Total comprehensive loss	—	—	—	—	—	—	—	—	$(19,193)	—

Balance at December 31, 2000	1	3,454	38,047,738	146,751	(2,486)	(890)	(206)	(68,193)	—	78,430
Issuance of Ordinary Shares pursuant to options exercised, ESPP and exchange of Series E preferred shares, net	—	—	642,669	601	—	—	—	—	—	601
Forfeiture of restricted shares	—	—	(77,079)	(238)	238	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	1,013	—	—	—	—	1,013
Amortization of deferred stock compensation	—	—	—	—	—	674	—	—	—	674
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(34,743)	$(34,743)	(34,743)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	606	—	606	606

Total comprehensive loss	—	—	—	—	—	—	—	—	$(34,137)	—

Balance at December 31, 2001	1	3,454	38,613,328	147,114	(1,235)	(216)	400	(102,936)	—	46,581
Issuance of Ordinary Shares pursuant to options exercised and ESPP	—	—	736,714	299	—	—	—	—	—	299
Exchange of Series E preferred shares	(1)	(3,454)	422,212	3,454	—	—	—	—	—	—
Forgiveness of shareholder loan	—	—	—	—	221	—	—	—	—	221
Repayment of notes receivable from shareholders	—	—	—	—	508	—	—	—	—	508
Amortization of deferred stock compensation	—	—	—	—	—	216	—	—	—	216
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,882)	$(24,882)	(24,882)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	—	(382)	—	(382)	(382)
Unrealized loss on forward exchange contracts								(40)	(40)	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	$(25,304)	—

Balance at December 31, 2002	—	$—	39,772,254	$150,867	$(506)	$—	$(22)	$(127,818)		$22,521

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Operating activities
Net loss	$(24,882)	$(34,743)	$(19,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of intellectual property and other intangibles	1,764	—	—
In-process research and development write-off and amortization of goodwill, intellectual property and other intangible assets	1,566	3,132	10,163
Amortization of deferred stock compensation and premium on investments	273	1,136	1,214
Provision for bad and doubtful debts	205	2,948	731
Depreciation	2,262	2,235	906
Loss on disposal of property and equipment	71	—	—
Forgiveness of shareholder loan	221	—	—
Write down of an equity investment	—	2,500	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,665	1,923	(2,989)
Other accounts receivables, prepaid expenses and other long-term assets	1,523	280	(1,265)
Payable to related parties	—	—	(50)
Accounts payable and accrued liabilities	(1,852)	(68)	(1,316)
Deferred revenue	(1,065)	(1,571)	749
Accrued severance pay, net	(126)	(3)	93

Net cash used in operating activities	(18,375)	(22,231)	(10,977)

Investing activities
Purchases of property and equipment	(60)	(1,566)	(3,300)
Purchases of short-term investments	(6,656)	(27,581)	(21,725)
Proceeds from sales of short-term investments	25,347	46,768	34,876
Purchase of Mobix intellectual property	—	—	(12,444)
Purchases of long term investments	—	(500)	(3,000)

Net cash provided by or (used in) investing activities	18,631	17,121	(5,593)

Financing activities
Repayment of shareholders’ loans	—	(371)	(452)
Proceeds from shareholders’ notes receivable	508	1,013	371
Proceeds from issuance of Ordinary Shares pursuant to options exercised and ESPP	299	601	18,909

Net cash provided by financing activities	807	1,243	18,828

Net increase or (decrease) in cash and cash equivalents	1,063	(3,867)	2,258
Cash and cash equivalents at beginning of the year	17,209	21,076	18,818

Cash and cash equivalents at end of the year	$18,272	$17,209	$21,076

Supplemental Disclosure of non-cash Investing and Financing Transactions
Exchange of Series E Preferred Stock to Ordinary Shares	$3,454	$—	$—

Issuance of Ordinary Shares in respect of the purchase of Mobix intellectual property	$—	$—	$4,000

Forfeiture of restricted shares	$—	$238	$459

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

      BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb” or the “Company”) is a provider of Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users to access and transact with critical enterprise Web content and applications when they are working outside an office and disconnected from a network, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential document and applications offline. BackWeb sells its products primarily to end users from a variety of industries, including the telecommunications, financial, computer industries; through its direct sales force, resellers and OEMs.

      During the year-end December 31, 2002 and 2001 the Company under went a restructuring of its operations. For a more complete discussion of this refer to Note 9.

      The BackWeb group of companies consists of wholly owned subsidiaries operating as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; and BackWeb Technologies Europe Limited, a United Kingdom corporation with a branch in Germany.

      Four subsidiaries ceased commercial operations in January 2002 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies B.V., a Netherlands corporation; BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation; BackWeb Technologies GmbH, a German corporation; and BackWeb Technologies S.a.r.l., a French corporation. Two subsidiaries ceased commercial operations in September 2001 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies A.B., a Swedish corporation, and BackWeb K.K. Ltd., a Japanese corporation

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.     Summary of Significant Accounting Policies

      The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are:

     Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Financial Statements in U.S. Dollars

      BackWeb prepares its financial statements in U.S. dollars, which is also BackWeb’s functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the Company’s research and development expenses are generated in New Israeli Shekels (“NIS”); however most of the expenses are denominated and determined in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional and reporting currency of BackWeb Technologies Ltd. and its subsidiaries.

      Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations” (“SFAS No. 52”). Operational accounts and non-monetary balance

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in financial and other income, net for the years ended December 31, 2002, 2001 and 2000 was a gain of $22,000, a loss of $201,000 and a gain of $305,000, respectively.

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

Short-Term Investments

      The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

      Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with all unrealized gains and losses, reported in comprehensive loss, a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium are included in finance and other income, net. Realized gains and losses and declines in value of securities judged to be other than temporary have not been material. The cost of securities sold is based on the specific identification method.

Long-Term Investments

      Investments in non-marketable securities in which the Company holds less than 20% of the capital stock of the entity are recorded at the lower of cost or estimated fair value, since the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

      The Company periodically assesses the recoverability of the carrying amount of long-term investments and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets, in accordance with Accounting Principles Board Opinion No. 18 “The Equity method of Accounting for Investments in Common Stock, (“APB No. 18”). During 2001, based on a review of the Company’s investments, the Company recorded a non-cash charge of $2.5 million to write-down an equity investment. During 2002 the carrying value of the Company’s long-term investments has not changed.

Other Long-Term Assets

      Other long-term assets are primarily comprised of security deposits related to leased facilities presented at their cost.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net

      Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Years

Computer and peripheral equipment	2-3
Office furniture and equipment	3
Leasehold improvements	Over the shorter of term of lease or estimated life

      The Company’s property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      During 2002 the Company recorded losses from write-off of property and equipment, which it ceased to use, in the amount of $575,000 of which $375,000 was recorded in research and development, net and $200,000 related to the restructuring charge discussed in Note 9. As of December 31, 2002 no further impairment losses have been identified.

Intellectual Property and Other Purchased Intangible Assets

      Intellectual property and other purchased intangible assets subject to amortization arose from acquisitions prior to July 1, 2001, were amortized on a straight-line basis over their useful lives of the assets between two to three years in accordance with APB Opinion No. 17 “Intangible Assets” (“APB No. 17”).

      The Company’s intellectual property and other purchased intangible assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on SFAS No. 144 the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of its intangibles during the year ended December 31, 2002. As of December 31, 2002, the carrying value of the intellectual property and other purchased intangible assets was zero.

Revenue Recognition

      To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

      The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company has also adopted SOP 98-9, “Modification of SOP 97-2, Software

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”), for all transactions entered into after January 1, 2000. SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

      The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses in the accounting period in which the sale occurs. The Company recognizes license revenue arising from term license over the contractual term of the license. Management defines a term license as one whose term is less than one year from the effective date of the official order form.

      The Company derives revenue primarily from contracts with corporate customers, resellers and OEM’s royalty fees earned upon delivery of products, that incorporate the Company’s software. Revenue derived from contracts with resellers is not recognized until the software is sold through to the end-user. Royalty revenue is recognized when reported to the Company after delivery of the related products. In addition, royalty revenue can arise from the right to use the company’s products.

      Service revenue is primarily comprised of revenue from standard maintenance agreements, consulting and training fees. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenues from maintenance over the contractual period of the maintenance agreement; which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, we value the maintenance as an undelivered element at standard rates and defer this over the contractual maintenance period for revenue recognition purposes. It is optional whether a customer chooses to buy a maintenance contract. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services are billed on a per session basis. The Company recognizes service revenue from consulting and training when provided to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

Research and Development, Net

      Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS No. 86”) requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on BackWeb’s product development

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

process, technological feasibility is established upon the completion of a working model. BackWeb generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2002 BackWeb had recognized all software development costs to research and development expense in the period incurred.

Advertising Costs

      BackWeb accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 were $0, $48,000 and $1,849,000, respectively.

Finance and Other Income, Net

      Interest and other income were $1,345,000, $2,420,000 and $4,952,000 for the twelve months ended December 31, 2002, 2001 and 2000, respectively. Interest and other expense was $173,000, $383,000 and $203,000 for the twelve months ended December 31, 2002, 2001 and 2000, respectively.

Income Taxes

      BackWeb accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. BackWeb provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Forward Exchange Contracts

      The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and requires that all derivatives be recorded on the balance sheet at fair value. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative change in fair value is recognized in earnings. During 2002 gains or losses related to hedge ineffectiveness were immaterial. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings.

      The Company hedges certain forecasted committed expenses payable in New Israeli Shekels, or NIS. In accordance with SFAS No. 133, hedges of such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, excluding time value, at least quarterly. The Company records effective changes in the fair value of these cash flow hedges in accumulated other comprehensive income (“OCI”) until the transaction occurs, at which time the changes are reclassified to expense in the same line item associated with the forecasted transaction in the same period during which the hedged transaction affects expenses. All amounts accumulated in OCI at year-end will be reclassified to earnings within the first nine months of 2003. At December 31, 2002, the Company had forward foreign exchange contracts outstanding with a notional face value of $2.1 million. The amount of unrealized loss on these contracts at December 31, 2002 was $40,000. During the twelve-months ended December 31, 2002, the Company had entered into $6.4 million of forward exchange contracts and satisfied its obligations on forward contracts with a notional face value of approximately $4.3 million and the remaining $2.1 million will mature in the first nine months of 2003. The realized gain recognized from these forward contracts in the year ended December 31, 2002 was $131,000.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Concentration of Credit Risk

      Financial instruments, which potentially subject BackWeb to concentrations of credit risk, consist of cash, cash equivalents, short-term investments, forward exchange contracts and trade accounts receivable. BackWeb’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. At December 31, 2002 management believes that the forward exchange contracts were conducted with financial institutions that are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Other than the forward exchange contracts noted in the previous paragraph, the Company has no significant off-balance-sheet concentration of credit risk such as option contracts or other foreign hedging arrangements.

      BackWeb sells its products to customers primarily in North America and Europe. BackWeb performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral. BackWeb maintains reserves to provide for estimated credit losses. During 2001 and 2000 the Company from time to time engaged in selling of receivables on a non-recourse basis with established commercial banking institutions. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection and by a general reserve. Provision for bad and doubtful debts in the years ended December 31, 2002, 2001 and 2000 were $205,000, $2,948,000 and $731,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2002, 2001 and 2000 totaled $1,116,000, $1,029,000 and $612,000, respectively.

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

      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(24,882)	$(34,743)	$(19,213)
Basic and diluted:
Weighted-average shares	39,339	38,393	37,307
Less weighted-average shares subject to repurchase	(55)	(168)	(102)

Shares used in computing basic and diluted net loss per share	39,284	38,225	37,205

Basic and diluted net loss per share	$(0.63)	$(0.91)	$(0.52)

      All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per Ordinary Share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to preferred

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 8,772,774, 10,433,294 and 9,822,359 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Accounting for Stock-Based Compensation

      BackWeb has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlined shares on the date of grant, compensation expense is recognized.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transmission and Disclosure” — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As at the balance sheet date, the Company continues to apply APB25.

      Pro forma information regarding the Company’s net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

      The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Year Ended
	December 31,

	2002	2001	2000

Risk-free interest rates	3.8%	4.2%	6.0%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	121%	138%	116%

Pro forma information under SFAS No. 123, is as follows:

	December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss as reported	$(24,882)	$(34,743)	$(19,213)
Less — stock based expense reported in net loss	216	674	1,214
Add — stock based compensation expense determined under the fair value method	(3,685)	(39,697)	(32,727)

Proforma net loss	$(28,351)	$(73,766)	$(50,726)

Proforma basic and diluted net loss per share	$(0.72)	$(1.93)	$(1.36)

Basic and diluted net loss per share	$(0.63)	$(0.91)	$(0.52)

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applies SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options and warrants issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the commitment date.

Government Grants

      The Company received non-royalty bearing grants from the Government of Israel for funding approved research and development projects. The grants are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and included as a deduction of research and development costs. Research and development grants amount to $0, $0, and $150,000 in the years ending December 31, 2002, 2001 and 2000, respectively.

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

      Severance expenses relating to Israeli employees for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $332,000 $856,000 and $671,000, respectively.

Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company and its subsidiaries in estimating the fair value disclosures for financial instruments are;

      The carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair value due to the short-term maturity of such instruments.

      The fair value for marketable securities is based on quoted market prices (See Note 3).

      Under SFAS 133, derivatives are carried on the Balance Sheet at fair value. The fair value of foreign currency forward contracts is estimated by obtaining current quotes from appropriate financial institutions.

Recently Issued Accounting Pronouncements

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock Based Compensation Transmission and Disclosure” — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. SFAS has been adopted and the additional disclosure requirements have been reflected in Note 2.

Reclassification

      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     Short-Term Investments

      The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,

	2002			2001

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Money market funds	$—	$—	$—	$6,124	$—	$6,124
Corporate debt securities	5,467	18	5,485	18,091	400	18,491

Totals	$5,467	$18	$5,485	$24,215	$400	$24,615

      At December 31, 2002, the total amounts of investments due within one year and due after one year were $5.5 million and $0, respectively.

      For a discussion with regard to floating charges refer to Note 10.

4.     Property and Equipment, net

      Property and equipment, net at cost consists of the following (in thousands):

	December 31,

	2002	2001

Computer and peripheral equipment	$3,856	$3,958
Office, furniture and equipment	2,604	2,611
Leasehold improvements	1,113	1,150

	7,573	7,719
Less: accumulated depreciation	(6,490)	(4,363)

Property and equipment, net	$1,083	$3,356

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2,262,000, $2,235,000 and $906,000, respectively. See Note 2 regarding impairment of property and equipment.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In conjunction with the Company’s third quarter of 2002 restructuring that included a reduction-in-force of 61 employees (see Note 9), the Company changed its internal allocation of resources. The Company now believes that it is unlikely that any future value will be realized from the wireless technology that was acquired from Mobix. As of June 30, 2002 the carrying value of the wireless technology, which was recoded as intangibles, was $1.8 million. Based on SFAS 144 the Company’s intangibles assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of its intangibles during the year ended December 31, 2002. Net intangible assets at December 31, 2002 were $0.

      Intellectual property and other purchased intangibles consist of the following (in thousands):

		December 31, 2002				December 31, 2001
	Estimated
	Useful Life		Accumulated	Write-off of			Accumulated
	(In years)	Gross	Amortization	Intangibles	Net	Gross	Amortization	Net

Intellectual property	3	$5,525	$(3,761)	$(1,764)	$—	$5,525	$(2,871)	$2,654
Assembled workforce	2	2,700	(2,700)	—	—	2,700	(2,024)	676

Total		$8,225	$(6,461)	$(1,764)	$—	$8,225	$(4,895)	$3,330

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On October 3, 2000, BackWeb acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly DeliverEx, Inc.), representing approximately 12% of its share capital, in exchange for payment of $2,500,000 under the Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000 between 3Path, Inc., BackWeb and various other investors.

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

      Long-term investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such investments may not be recoverable. During 2001 due to the economic slowdown and the significant decline in capital available to and in the valuations of the privately funded Internet centric businesses, the Company believed that a decrease in value which is other than a temporary decrease occurred and accordingly recorded a non-cash charge of $2.5 million to write-down the investment in 3Path, Inc., in accordance with APB No. 18.

7.     Accounts Payable and Accrued Liabilities

      Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,

	2002	2001

Trade accounts payable	$286	$461
Accrued employees compensation and related expense	1,737	3,135
Sales and marketing events	149	385
Restructuring accrual	1,413	778
Other	1,755	2,433

	$5,340	$7,192

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Related Parties

Shareholders’ Loans

      In 1995, BackWeb signed an agreement (“Founding Agreement”) with its early investors (the “Early Investors”), according to which the Early Investors provided BackWeb with loan (the “loan”) financing in the amount of $500,000. The loan is denominated in NIS and linked to the Israel consumer price index. The loan was payable at a rate of 2.5% of cumulative consolidated revenue in excess of $5,000,000. In addition, effective September 30, 1996, $748,000 of accounts payable to the Early Investors was converted into a shareholders’ loan on the same terms as the loan. As of December 31, 2000, the loan balance was $371,000, re-stated for the Israeli consumer price index and reflecting currency conversion adjustment and repayments. The loan was fully paid during 2001.

Services from Related Parties

      BackWeb reimbursed BRM Technologies Ltd. (“BRM”), a related party, for technology and administrative services on the basis of specific cost plus markup and specifically identified expenses at cost. Amounts incurred for these services were approximately $0, $0, and $3,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

      BackWeb believes that the amounts charged in connection with the services from the Early Investors and BRM approximate the cost that would have been incurred if BackWeb had incurred these costs internally.

Stock Options

      Pursuant to the Founding Agreement, BackWeb granted to its Early Investors the right to grant stock options for up to 792,167 Ordinary Shares for any person or entity. Through December 31, 2002 options for 792,167 Ordinary Shares had been granted of which, 39,245 were granted during 2002. This pool of options was used by the Early Investors in granting options to employees and consultants of BRM and other related companies.

      Certain shareholders and officers of BackWeb have a controlling interest in BRM, another company deemed to be a related party.

Revenue from Related Parties

      During 2002, 2001 and 2000 the Company recognized revenue of $189,000, $350,000, and $571,000, respectively, related to products licensed to related parties. As of December 31, 2002 and 2001, $0 and $0, respectively, is included in trade accounts receivable.

Purchase with Related Parties

      During 2002, 2001 and 2000 the Company purchased software from a related party in the amount of $0, $500,000 and $0 in the year ended December 31, 2002, 2001 and 2000, respectively.

9.     Restructuring and Other Charges

      On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three months ending December 31, 2002. The restructuring plan includes a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)”, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” (“SAB No. 100”) the Company recorded a charge of $4.7 million of which approximately $1.4 million remains in the

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued liabilities as of December 31, 2002. The $4.7 million restructuring charge consisted of $1.6 million of severance and benefit cost, which includes forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility cost, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring cost. The $1.6 million charge was related to severance and benefits to terminate 61 employees representing approximately 44% of the Company’s global workforce employed as of September 30, 2002. The $2.7 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments.

      On July 2, 2001 the Company announced a restructuring plan, which was implemented in the three-months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling of office service leases as a result of employee terminations and office consolidation. In accordance with EITF 94-3 and “SAB” No. 100, the Company recorded a charge of $2.8 million of which approximately $0 remains in the accrued liabilities as of December 31, 2002. The $2.8 million restructuring charge consisted of $1.3 million of severance and benefit cost, $1.4 million of facility cost and $100,000 related to other related restructuring cost. The $1.3 million charge is related to severance and benefits to terminate 63 employees representing approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million restructuring charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001 related to the closure and consolidation of offices in Europe, Japan and the United States.

10.     Commitments and Contingencies

Leases

      BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2003	$896
2004	727
2005	618
2006	600
2007 and after	46

$2,887

      As part of the restructuring plan that began in the three months ended September 30, 2002, the Company entered into negotiations with its various landlords to renegotiate its lease obligations. The Company has reached agreement in principle with its landlord in San Jose, CA and Ramat Gan, Israel whereby it may be able to mitigate its lease obligations by, among other things buying out certain of its obligations, subletting space or reducing rent or a combination of these. The amounts reflected in the table above assume that the agreements in principle are reflective of the final executed agreements.

      Rent expense, net approximated $4,505,018, $3,723,000 and $1,628,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Contingencies

      From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      BackWeb, six of its officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “’33 Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has been set.

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

Floating Charges, Guaranties and Letter of Credit

      The Company has a floating charge on all of its intellectual property, investments and various property and equipment in favor of a financing institution.

      The Company obtained bank guaranties in the amount of $161,000 in favor of its lessor in Israel.

      In February 2001 a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC) was signed. The letter of credit is with respect to a security deposit for leased offices in the Company headquarters in San Jose, California. The letter of credit extends to the end of the lease in February 2007.

11.     Shareholders’ Equity

Ordinary Shares

      Ordinary Shares subject to future issuance are as follows:

	December 31,

	2002	2001

Exchange of BWC (as defined below) shares (represented by Series E Preferred stock) into Ordinary Shares	—	422,212
Exercise of outstanding options	8,772,774	10,011,082
Ordinary Shares available for grant under stock option plans	7,711,094	4,789,065

	16,483,868	15,222,359

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Preferred Stock

      The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2002.

      Immediately prior to the completion of the Company’s initial public offering all outstanding shares of Series A, B, C and D preferred stock converted into an aggregate of 23,090,238 Ordinary Shares.

      As of December 31, 2002, the Company had no Series E Preferred Shares outstanding. The Series E Preferred Share was issued in connection with the acquisition by the Company of Lanacom Inc., in July 1997, and represented shares of Lanacom and/or BackWeb Canada Inc. that were exchangeable on a three-for-one basis for the Company’s Ordinary Shares. During 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 Ordinary Shares of the Company and the Series E Preferred Share was returned to the Company and converted into Ordinary Shares, which are held in the Company’s treasury.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Effective July 1, 2000, the Company amended the 1998 U.S. Plan and the 1996 Israel Plan (the “Plans”) to adopt an annual increase provision, commonly referred to as an “evergreen” provision, to each of the Plans. These amendments provide for an automatic increase on each anniversary beginning July 1, 2000 in the number of shares authorized for issuance under the Plans equal to the lesser of (a) an aggregate amount equal to 1,960,000 shares, (b) 5% of the outstanding shares on such date, or (c) an amount to be determined by the Board of Directors. The total annual increase will be allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, unless the Board of Directors determines a different allocation. Therefore, for the 1996 Israel Plan, the amount of increase would be equal to the lesser of 588,000 shares, or 1.5% of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount. Also, for the 1998 U.S. Plan the amount of increase would be equal to the lesser of 1,372,000 shares or 3.5% of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount.

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

      In addition to the automatic annual increase on July 1, 2001, the Company approved an additional increase in the Ordinary Shares available under the 1998 Plan and the 1996 Israel Plan to increase the total Ordinary Shares available under the Plans by an aggregate of 2,500,000 Ordinary Shares, as of June 30, 2001. The total amount of the increase was allocated 60% (1,500,000 Ordinary Shares) to the 1998 Plan and 40% (1,000,000 Ordinary Shares) to the 1996 Israel Plan.

      BackWeb introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. BackWeb has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. During 2002, 453,025 total shares were issued of which 377,140 shares were issued at $0.48 per share and 75,885 shares were issued at $0.23 share. As of December 31, 2002 2,017,299 shares were available for grant under the Employee Stock Purchase Plan.

      In February 2001, the Company implemented a voluntary stock option exchange program for its employees. Under the program, each employee was offered the opportunity to cancel all, or part of, outstanding stock options previously granted to them from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options. The new options were granted after six months and one day from cancellation, the exercise price of the new options was the fair market value as of the new date of grant and the vesting schedule of the new options was unchanged from that of the cancelled options. The new options were

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted to the employee only if the employee was continually employed by the Company through the date the new options were granted. Members of the Company’s Board of Directors and its CEO did not participate in this program. An aggregate of 194 employees elected to cancel their options, resulting in the cancellation of options to acquire 3,022,149 Ordinary Shares of the Company. An aggregate of 133 employees were granted new options, resulting in the grant of options to acquire 2,340,324 Ordinary Shares of the Company. The stock option exchange program did not have an affect on the Company’s results of operations.

      In October 2001, the Company instituted a company-wide incentive program, granting new options to each employee and the Board under the Company’s 1998 U.S. Plan. With respect to management level employees, at the level of director and above, the Company granted 2,270,000 options at an exercise price of $0.60 per share. For employees at the level of vice president and above the options vest over five years with 12.5% of the Ordinary Shares subject to the option vesting on each of the first four anniversaries of a defined vesting commencement date which is January 1, 2003, and 50% of the Ordinary Shares subject to the option vesting on the fifth anniversary of the vesting commencement date. Options for director-level employees also vest over five years, with 16.6% vesting each of the first four years and 33.3% vesting in year five. Notwithstanding this vesting schedule, if certain pre-established financial targets are achieved the vesting and exercisability of the options is accelerated 50% on the first anniversary date, 30% on the second anniversary date and 20% on the third anniversary date. The pre-established financial targets in 2002 were not achieved and therefore the options were not accelerated on January 1, 2003.

      A summary of activity under the stock option plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available for	Options	Exercise Price	Average	Value of
	Grant	Outstanding	Per Share	Exercise Price	Option Granted

Balance at December 31, 1999	2,624,642	5,271,131	$0.03 — $38.38	$5.41	$10.85
Options authorized	3,771,381	—	—	—
Options granted	(6,962,292)	6,962,292	$0.01 — $49.25	$18.00
Options exercised	—	(1,202,246)	$0.03 — $ 8.10	$1.90
Options canceled	1,816,806	(1,816,806)	$0.24 — $42.13	$12.01
Forfeited shares	120,501	—	$1.50 — $ 2.10	1.56

Balance at December 31, 2000	1,371,038	9,214,371	$0.01 — $49.25	$14.11	$19.63
Options authorized	4,419,942	—	—	—
Options granted	(6,899,562)	6,899,562	$0.60 — $ 7.94	$1.17
Options exercised	—	(282,283)	$0.03 — $ 3.00	$0.92
Options canceled	5,820,568	(5,820,568)	$0.12 — $49.25	$17.40
Forfeited shares	77,079	—	$3.00 — $ 3.00	$3.00

Balance at December 31, 2001	4,789,065	10,011,082	$0.01 — $35.00	$3.66	$0.85
Options authorized	1,960,000	—	—	—
Options granted	(2,444,904)	2,444,904	$0.24 — $ 1.32	$0.93
Options exercised	—	(276,279)	$0.01 — $ 0.76	$0.25
Options canceled	3,406,933	(3,406,933)	$0.01 — $35.00	$2.68

Balance at December 31, 2002	7,711,094	8,772,774	$0.12 — $19.00	$3.38	$0.71

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exercise prices for options outstanding and exercisable as of December 31, 2002 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	As of 12/31/02	Contractual Years	Exercise Price	As of 12/31/02	Exercise Price

$ 0.12 - $ 0.50	336,066	5.58	$0.25	58,066	$0.18
$ 0.60 - $ 0.60	2,229,938	8.25	$0.60	49,583	$0.60
$ 0.72 - $ 0.86	2,006,771	5.12	$0.76	883,648	$0.76
$ 0.90 - $ 1.32	1,365,165	7.95	$1.25	186,329	$1.11
$ 1.44 - $ 3.00	830,491	4.71	$1.95	665,658	$2.01
$ 3.34 - $ 6.30	154,293	4.41	$4.70	101,150	$4.82
$ 7.32 - $10.25	907,000	4.84	$7.42	681,696	$7.42
$12.56 - $19.00	943,050	4.60	$16.87	558,318	$16.81

$ 0.12 - $19.00	8,772,774	6.24	$3.38	3,184,448	$5.40

      There were 3,184,448, 3,125,561 and 1,467,982 options exercisable as of December 31, 2002, 2001 and 2000, respectively. During the year ended 2002, options to purchase 3,934 shares expired with an exercise price of $0.03 per share. No options expired during the years ended 2001 and 2000. During the year ended December 31, 1999 in connection with the grant of certain stock options, BackWeb recorded deferred stock compensation of $2,608,000. Such amounts represented the difference between the exercise price and the deemed fair market value of BackWeb’s Ordinary Share on the date such stock options were granted. Such amount was amortized based on an accelerated method over the vesting period of the options, generally four years.

      During 2002, 2001 and 2000, 2,444,904, 6,899,562 and 6,903,151 options were granted at exercise prices equal to the fair market value on their respective dates of grant.

Restricted Shares Issued for Promissory Notes

      On March 25, 1999, we entered into promissory notes in the aggregate amount of $3,538,000 with several key employees in connection with their exercise of stock options to purchase 1,141,333 Ordinary Shares. The notes are full recourse and are secured by the shares, bear interest at a rate in the range of 5.25% to 6% per annum and are payable over the remaining vesting period. The shares are restricted and are subject to a right of repurchase in favor of BackWeb in accordance with the original options’ vesting schedule, which is generally four years. In 2001, two remaining payments totaling $221,000 for one employee were extended for one year and in 2002, this payment of $221,000 was forgiven. Also in 2001, one employee who left the Company forfeited 77,079 unvested restricted Ordinary Shares, which represented $238,000 of one of the promissory notes.

12.     Backweb Technologies Inc. 401(k) Plan (Plan)

      The Company offers a defined contribution plan for eligible employees in the U.S. During 2002, participants in the Plan are allowed to contribute up to the lower of 25% of their W-2 compensation or $11,000 in the Plan. The participants are 100% vested in the Plan. The Company does not make contributions to the Plan.

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

Tax benefits under the Law for the Encouragement of Capital Investments, 1959:

      BackWeb Technologies Ltd. production facilities have been granted the status of “Approved Enterprise” by the Israel government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) for two separate investment programs. Income derived in Israel from the “Approved Enterprise” entitles BackWeb Technologies Ltd. to tax exemption for a period of two years commencing in the first year that it will earn taxable income. After this BackWeb Technologies Ltd. is entitled to a reduced tax rate of 10% — 25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb). The tax benefit period is limited to the earlier of 12 years from completion of the investment under the plan or 14 years from receiving the approval. Accordingly, the period of benefits relating to these investment programs will expire in the years 2009 through 2014. Thereafter, BackWeb will be subject to the regular corporate tax rate of 36% on its Israel income. Income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate of 36%. As of December 31, 2002 the tax benefit period has not commenced.

      BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income were distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits (currently 25%). As of December 31, 2002, BackWeb is in the process of completing the investments required under the program. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to refund tax benefits already received at that time (inclusive of interest and penalties). The conditions that are specified include inter alia making specified investments in property and equipment, maintaining the development and production nature of its facilities, and financing of at least 30% of the investment program through equity.

      As of December 31, 2002, BackWeb had approximately $82 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Income Taxes

      At December 31, 2002, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $5 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2022.

      Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Pretax loss

      Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Domestic (Israel)	$8,715	$2,361	$1,366
Foreign	16,167	32,382	17,847

	$24,882	$34,743	$19,213

      Due to operating losses and the inability to recognize the benefits there from, there is no provision for income taxes for the years ended December 31, 2002, 2001 or 2000.

Deferred taxes

      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2002	2001

U.S. net operating loss carryforwards	$1,867	$681
Reserves not currently deductible	2,651	5,297
Other, net	2,425	—

Net deferred assets before valuation allowance	6,943	5,978
Valuation allowance	(6,943	(5,978)

Net deferred tax assets	$—	$—

      As of December 31, 2002 the Company and its subsidiaries have provided valuation allowances of approximately $6.9 million in respect of deferred tax assets resulting from tax loss carryforwards, and other temporary differences. For the years ended December 31, 2002, 2001 and 2000, the valuation allowance increased/(decreased) by $965,000, ($442,000) and $820,000, respectively. Management currently believes that since the Company and its subsidiaries have a history of losses, it is not likely that those deferred tax deductions will be realized in the foreseeable future.

14.     Geographic Information and Major Customer

      BackWeb operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The Company has adopted Statement of Financial Accounting Standard No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following is a summary of operations within geographic areas based on the location of the Legal Entity making that sale (in thousands):

	Year Ended December 31,

	2002	2001	2000

Revenue from sales to unaffiliated customers:
North America	$3,705	$6,695	$20,926
Israel	1,731	11,809	13,020
Europe	911	2,134	4,400

	$6,347	$20,638	$38,346

	December 31,

	2002	2001	2000

Long-lived assets:
North America	$704	$2,038	$3,034
Israel	1,351	5,544	10,254
Other	28	104	199

	$2,083	$7,686	$13,487

      Revenue generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenue generated in Israel consist of export sales to End-customers located in the rest of the world excluding North America and Europe; and OEM sales to all geographic regions.

      Revenue from one OEM customer, whose contract terminated in 2002, accounted for 20%, 52% and 27% of total revenue in the year ended December 31, 2002, 2001 and 2000, respectively.

Note 15.     Nasdaq Listing

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in and no disagreements with our accountants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

A.  Directors and Executive Officers

      Our current directors and designated executive officers are:

Name	Age	Position

Eli Barkat	39	Chairman of the Board and Chief Executive Officer
Charles Federman	46	Director
Joseph Gleberman	45	Director
William L. Larson	46	Director
Isabel Maxwell	52	Director
Gil Shwed	34	Director
Michael A. Morgan	40	Chief Financial Officer
Erez Lorber	38	Vice President, Worldwide Sales and Business Development

      Eli Barkat has served as our Chairman of the Board and Chief Executive Officer since 1996. From 1988 to February 1996, Mr. Barkat served as a Managing Director and Vice President of Business Development of BRM Technologies Ltd., a technology venture firm. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition, Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat holds a Bachelor of Science degree in computer science and mathematics from the Hebrew University of Jerusalem. Mr. Barkat serves as a Class III Director, holding office until the Annual Meeting of Shareholders to be held in 2005.

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

      Joseph Gleberman has served as a director of BackWeb since November 1998. Mr. Gleberman is a Managing Director in the Principal Investment Area of Goldman, Sachs & Co., an investment banking firm. He joined Goldman, Sachs & Co. in 1982, became a partner in November 1990 and was made a Managing Director in November 1996. Mr. Gleberman serves on the Board of Directors of: aaiPharma Inc., a pharmaceutical service and development organization; Berry Plastics Corporation, an operator of a plastics packaging company; IPC Acquisition Corp., a provider of voice trading systems for the financial services industry; and MCG Credit Corporation, a specialty finance company. Mr. Gleberman holds Bachelor of Arts and Master of Arts degrees from Yale University and a Master of Business Administration degree from Stanford University Graduate School of Business. Mr. Gleberman serves as a Class I Director, holding office until the Annual Meeting of Shareholders to be held in 2003.

      William L. Larson has been a director of BackWeb since September 1997. Since February 2001, Mr. Larson serves on the Board of Directors of several technology companies and acts as a consultant with Summit Partners, a leading private equity firm. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he has also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com from October 1998 to January 2001. From August 1988 to

September 1993, Mr. Larson served as Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to SunSoft, Mr. Larson held various executive positions at Apple Computer and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from Stanford University Law School and the Wharton School of the University of Pennsylvania. Mr. Larson is a member of the California Bar Association. Mr. Larson serves as a Class II Director, holding office until the Annual Meeting of Shareholders to be held in 2004.

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

      Gil Shwed has served as a director of BackWeb since March 1999. Since July 1993, Mr. Shwed has served as Chief Executive Officer of Check Point Software Technologies Ltd., a network security and VPN software company, of which he is a co-founder and also serves as Chairman of the Board. Mr. Shwed also serves as an Outside Director under the Israeli Companies Law for BackWeb for a term expiring on August 23, 2003.

      Michael A. Morgan has served as our Chief Financial Officer since August 2002, when he joined BackWeb. From August 1999 through April 2002, Mr. Morgan served as Vice President, Finance and Administration and Chief Financial Officer at Talarian Corporation, an infrastructure software company that was acquired by TIBCO Software, Inc., a provider of business integration and optimization software, in April 2002. From May 1991 to July 1999, Mr. Morgan served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Enlighten Software Solutions, Inc., a systems management software company. From October 1987 to April 1991, Mr. Morgan served in various positions at KPMG LLP, a public accounting firm. Mr. Morgan holds a Bachelor of Science degree in business administration and accounting from San Jose State University and is a certified public accountant in California.

      Erez Lorber has served as our Vice President, Worldwide Sales and Business Development since October 2002. From May 2000 to September 2002, he served as our Vice President, Business Development. Prior to joining BackWeb, from December 1998 to May 2002, Mr. Lorber was CEO and President of HERMES Softlab USA, Inc., a U.S.-based subsidiary of HERMES Softlab d.d., a system management, storage and telecommunications company. From January 1997 to December 1998, Mr. Lorber served as Managing Director of Deloitte Touche Information Technology Israel Ltd., a systems consultant and integrator. From 1991 to December 1996, Mr. Lorber served as Chairman and Managing Director for Madei Taas Industrial Controls Ltd., an Israeli-based industrial controls firm, which he founded and owns and where he continues to serve as Chairman to the present. In addition, Mr. Lorber served in the Israel Defense Forces where he attained the rank of captain. Mr. Lorber holds a Bachelor of Arts degree from Temple University and a Master of Business Administration degree from Tel-Aviv University.

      There are no family relationships between or among any of our directors or executive officers.

B.	Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s executive officers and directors and persons who own more than 10 percent of a registered class of the Company’s equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to fiscal year 2002, all filing requirements applicable to its executive officers, directors and 10 percent shareholders were met.

Item 11.	Executive Compensation

      The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, by our Chief Executive Officer, the Company’s two other current executive officers, one person who served as one of our executive officers during 2002 but who left the Company prior to December 31, 2002, and an additional person who was one of our executive officers until his responsibilities and title changed in the last calendar quarter of 2002 (collectively, our “Named Executive Officers”):

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Awards

				Other	Securities
				Annual	Underlying	All Other
Name and Principal Position		Salary($)	Bonus($)	Compensation($)	Options	Compensation($)

Eli Barkat(1)	2002	$281,264	$0	$0	725,000	$0
Chief Executive Officer	2001	$144,000	$0	$0	225,000	$0
	2000	$261,251	$0	$0	750,000	$0

Michael A. Morgan(2)	2002	$69,910	$13,065	$0	250,000	$0
Chief Financial Officer	2001	—	—	—	—	—
	2000	—	—	—	—	—

Erez Lorber(3)	2002	$199,771	$6,075	$19,377	37,500	$0
Vice President, Worldwide	2001	$215,000	$142,273	$7,200	275,000	$0
Sales and Business	2000	$150,000	$104,375	$39,803	260,000	$0
Development

Gwen Spertell(4)	2002	$195,115	$241,405	$0	62,500	$605
Chief Operating Officer	2001	$250,000	$0	$0	434,000	$0
	2000	$228,333	$87,000	$0	166,000	$0

Christopher Marshall(5)	2002	$132,327	$3,091	$0	22,500
Senior Director, Finance and	2001	$170,000	$10,500	$0	231,800	$0
Corporate Controller	2000	$143,750	$13,594	$0	211,000	$0

(1)	Mr. Barkat’s base salary for 2001 was $288,000. However, Mr. Barkat voluntarily relinquished the balance of his 2001 base salary as of July 1, 2001. The base salary set forth in the table above for 2001 reflects only base salary actually paid to Mr. Barkat by the Company.

(2)	Mr. Morgan joined BackWeb in August 2002.

(3)	The “Other Annual Compensation” paid to Mr. Lorber were commissions.

(4)	Ms. Spertell left BackWeb in July 2002. In connection with her leaving the Company, Ms. Spertell received a severance package that included approximately four and one-half months salary to be paid over a twelve-month period. Ms. Spertell also received approximately eight weeks salary in the form of vacation days. In addition, the Company forgave the outstanding principal and interest on a loan provided to Ms. Spertell prior to the Company’s initial public offering to enable her to exercise certain of her stock options. The Company is also paying for Ms. Spertell’s health benefits through September 2003. The figure shown as salary for 2002 includes $34,605 in vacation pay and a pro-rated amount of the four and one-half months salary being paid as part of Ms. Spertell’s severance. The amount shown for 2002 in the column entitled “Bonus” represents the amount of the loan forgiven which the Company accounted for as a bonus and for which Ms. Spertell paid the applicable tax directly. The figure stated for 2002 in the column for “All Other Compensation” represents the amount the Company has paid for Ms. Spertell’s health benefits as part of her severance.

(5)	Mr. Marshall served as an executive officer of BackWeb in the position of Vice President, Finance and Chief Accounting Officer until December 2002.

Stock Option Grants in Fiscal 2002

      The following table presents each grant of stock options to each of our Named Executive Officers under our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan (collectively, the “Option Plans”), during the fiscal year ended December 31, 2002, including the potential realizable value of the options at assumed 5% and 10% annual rates of appreciation over the term of the option, compounded annually. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of our Ordinary Shares. No stock appreciation rights were granted during this period.

      Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 2,194,904 options granted to employees of the Company under the Option Plans during the fiscal year ended December 31, 2002.

      The exercise price of each option was equal to the closing sale price of our Ordinary Shares as quoted on The Nasdaq National or SmallCap Market, as applicable, the day before the date of grant.

      The exercise price for an option may be paid in cash, check, in shares of our Ordinary Shares valued at fair market value on the exercise date, a reduction in Company liability to the optionee or any combination of these methods of payment.

Option Grants in Fiscal 2002

						Potential Realizable Value
						at Assumed Annual
	Number of	Percent of				Rates of Stock Price
	Securities	Total Options				Appreciation for Option
	Underlying	Granted to	Exercise or			Term
	Options	Employees in	Base Price	Grant	Expiration
Name	Granted(#)	Fiscal Year	($/Share)	Date	Date	5%	10%

Eli Barkat	725,000	33.0%	$1.32	2/28/02	1/1/12	$554,658	$1,432,335
Michael A. Morgan	250,000	11.4%	$0.24	8/20/02	8/20/09	$20,908	$52,051
Erez Lorber	37,500	1.7%	$0.77	4/15/02	4/15/09	$12,283	$28,125
Gwen Spertell	62,500	2.8%	$0.77	4/15/02	4/15/09	$20,471	$46,875
Christopher Marshall	22,500	1.0%	$0.77	4/15/02	4/15/09	$7,370	$16,875

      Mr. Barkat’s option to acquire 725,000 Ordinary Shares was awarded as part of a Company-wide program instituted in October 2001 under which options granted to employees at the level of vice president and above, vest over five years, with 12.5% of the Ordinary Shares subject to the option vesting on each of the first four anniversaries of a designated vesting commencement date (January 1, 2003), and the remaining 50% of the Ordinary Shares subject to the option vesting on the fifth anniversary of the vesting commencement date. Notwithstanding this vesting schedule, if, for the fourth quarter of calendar year 2002, the Company’s earnings per share on an operational basis (prior to taking into consideration any special charges) were $0.00 or greater, then 50% of the aggregate amount of the Ordinary Shares subject to the option would vest and become exercisable upon the first anniversary of the vesting commencement date. In addition, if the Company’s revenues grow by 20% or more growth in each of the next two calendar years and the Company’s earnings per share on an operational basis (prior to taking into consideration any special charges) are greater than $0.00, then, 30% and 20%, respectively, of the remaining Ordinary Shares subject to the options would vest and become exercisable upon the second and third anniversary of the vesting commencement date. The options granted in connection with this Company-wide program have a term of ten years. The options were not accelerated on the first anniversary of the vesting commencement date.

      The other options shown on the table above have a term of seven years and vest as to 25% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/48 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested four years from the grant date.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year End Option Values

      None of the Named Executive Officers in the Summary Compensation Table, set forth above, exercised any of his or her options during the fiscal year ended December 31, 2002. The following table sets forth the number and value of securities underlying unexercised options held by each of the Named Executive Officers, as of December 31, 2002.

      Amounts shown under the column “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the fair market value, i.e., the closing sale price, of our Ordinary Shares at December 31, 2002 (which was $0.23 per Ordinary Share), less the exercise price payable for such Ordinary Shares. Because the exercise prices of each of the options granted to our Named Executive Officers in 2002 were greater than the fair market value of our Ordinary Shares as of December 31, 2002, none of these options is “in-the-money” was of such date.

Aggregate Option Exercises in Fiscal 2002

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired		Options at Fiscal Year End		at Fiscal Year End
	on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eli Barkat	0	$0	507,812	1,192,188	$0	$0
Michael A. Morgan	0	$0	0	250,000	$0	$0
Erez Lorber	0	$0	183,749	263,751	$0	$0
Gwen Spertell	0	$0	282,874	377,084	$0	$0
Christopher C. Marshall	0	$0	131,295	193,005	$0	$0

Employment Agreements

      None of the Named Executive Officers has an employment agreement with the Company.

      In the event of a change-in-control of the Company or a change in responsibilities following a change-in-control of the Company, the options granted to each of the Named Executive Officers (except for Ms. Spertell who left the Company in July 2002) would fully vest upon the time of the closing of any such transaction.

      Mr. Lorber’s initial employment offer letter provides that, if he were terminated by the Company without cause, he would receive three months salary as severance. In the event that he were not employed elsewhere at the end of three months, the letter also provides that the Company would then pay him an additional three months salary.

      Mr. Marshall’s initial employment offer letter provides that, if he left or were terminated by the Company for any reason other than cause, eight-weeks notice would be required to be given.

Compensation of Directors

      Members of the Board of Directors of the Company do not receive cash compensation from BackWeb for the services they provide as directors, although they are reimbursed for certain expenses in connection with attendance at Board and Board Committee meetings. Directors who are not employees of BackWeb generally receive grants of options to purchase BackWeb’s Ordinary Shares when they first join the Board and at each Annual Shareholder Meeting during their term of service, subject to ratification and approval by the Company’s shareholders. The grant date of any such options is the date of the Annual Shareholder Meeting approving such grant, and the exercise price is the Fair Market Value of the Company’s Ordinary Shares, as

that term is defined in the Option Plans, which is generally the closing sale price of the Company’s Ordinary Shares on The Nasdaq National or SmallCap Market the day before the Annual Shareholder Meeting approving such grant. In February 2002, pursuant to shareholder approval at an Extraordinary General Meeting, each of the Company’s non-employee directors was granted options to acquire 50,000 Ordinary Shares as part of the Company-wide incentive program described above in connection with Mr. Barkat’s option grant in 2002. These options vest according to the schedule described above for Mr. Barkat and have an exercise price of $1.32 per Ordinary Share.

Compensation Committee Interlocks and Insider Participation

      Mr. Federman and Mr. Larson are members of the Compensation Committee of the Company’s Board of Directors. Mr. Federman also served as the Chairman of a company called 3Path, Inc. On October 3, 2000, the Company acquired 1,197,679 shares of Series B Preferred Stock of 3Path in exchange for payment of $2,500,000 under a Stock Purchase Agreement for Series B Convertible Preferred Stock, dated February 2, 2000, between and among 3Path and certain investors, including BackWeb. Among such investors are also some of our major shareholders, including EliBarkat Holdings Ltd., NirBarkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., Bare, LLC (a company controlled by Mr. Federman) and affiliates of The Goldman Sachs Group, Inc. (affiliates of which are principal shareholders of BackWeb). In addition, BRM Technologies Ltd., of which Mr. Federman is Managing Director, is also a 3Path investor. As a group, such shareholders have a controlling interest in 3Path. Another of our directors, Joseph Gleberman, also served as a member of the 3Path Board until December 2001. Gwen Spertell, our former Chief Operating Officer, also served as a member of the 3Path Board until November 2001. In the ordinary course of business, the Company has granted 3Path various non-exclusive licenses to use the Company’s programs for 3Path’s business. These transactions were granted on customary commercial terms.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows the amount of our Ordinary Shares beneficially owned, as of March 3, 2003, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our directors, and (iv) our Named Executive Officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

      Except as indicated below, the address for each listed director and officer is c/o BackWeb Technologies Ltd., 3 Abba Hillel Street, Ramat Gan 52136, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options or warrants held by such person that are exercisable within 60 days of March 3, 2003, but excludes Ordinary Shares underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 39,818,628 Ordinary Shares outstanding as of March 3, 2003.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.4%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.4%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
NirBarkat Holdings Ltd.(3)	3,352,342	8.4%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
The Goldman Sachs Group, Inc.(4)	3,272,676	8.2%
85 Broad Street
New York, New York 10004
Bank of New York(5)	3,272,677	8.2%
West 47th Street, 25th Floor
New York, New York 10036
Named Executive Officers and Directors
Eli Barkat(6)	4,590,535	11.3%
Michael A. Morgan	10,000	*
Erez Lorber(7)	247,422	*
Gwen Spertell(8)	666,260	1.7%
Christopher C. Marshall(9)	181,900	*
Charles Federman(10)	797,742	2.0%
Joseph Gleberman(11)	3,302,154	8.3%
William L. Larson(12)	33,923	*
Isabel Maxwell(13)	6,250	*
Gil Shwed(14)	72,812	*
Named Executive Officers and current directors as a group (10 persons)(15)	9,908,998	23.9%

*	Less than 1%

(1)	Eli Barkat, the Company’s Chairman and Chief Executive Officer, substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include 548,131 Ordinary Shares owned directly by Eli Barkat nor do they include 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership.

(2)	Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 198,136 Ordinary Shares owned directly by Mr. Rakavy.

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chief Executive Officer. The shares listed in the table above for NirBarkat Holdings Ltd. do not include 198,133 Ordinary Shares owned directly by Nir Barkat.

(4)	The shares listed in the table above for The Goldman Sachs Group, Inc. represent 3,272,676 Ordinary Shares owned by investment partnerships, of which affiliates of The Goldman Sachs Group, Inc. are the general partner, managing general partner or investment manager, including:

•	1,955,591 Ordinary Shares held by GS Capital Partners II, L.P.;

•	777,427 Ordinary Shares held by GS Capital Partners II Offshore, L.P.;

•	72,132 Ordinary Shares held by Goldman, Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II (Germany) Civil Law Partnership (with limitation of liability);

•	278,594 Ordinary Shares held by Stone Street Fund 1996, L.P.; and

•	188,932 Ordinary Shares held by Bridge Street Fund 1996, L.P.

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

(5)	The shares listed in the table above for Bank of New York, as successor to United States Trust Company of New York, represent the Ordinary Shares beneficially owned by the investment partnerships affiliated with The Goldman Sachs Group, Inc., referenced in footnote (4) above, which entered into a Voting Trust Agreement, dated as of July 1, 1999 (the “Voting Trust Agreement”), with United States Trust Company of New York, as voting trustee (the “Voting Trustee”). Pursuant to the Voting Trust Agreement, the investment partnerships agreed to deposit into the voting trust created under such agreement (the “Voting Trust”) and transfer to the Voting Trustee all Ordinary Shares of BackWeb beneficially owned by the investment partnerships. Under the Voting Trust Agreement, the Voting Trustee, among other things, will vote such Ordinary Shares with the majority of votes cast or, in certain circumstances, in proportion to the votes cast for all other Ordinary Shares outstanding or abstain from voting. Under the Voting Trust Agreement, (i) each investment partnership has the power to dispose or to direct the disposition of the Ordinary Shares deposited by such investment partnership into the Voting Trust, and (ii) each investment partnership has the right to receive all dividends paid on the Ordinary Shares deposited by such investment partnership into the Voting Trust, including securities that are not entitled to vote.

(6)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 689,062 Ordinary Shares that are exercisable within sixty days of March 3, 2003. In addition, 21,875 Ordinary Shares held directly by Mr. Barkat are subject to a right of repurchase by the Company pursuant to the terms of Mr. Barkat’s loan agreement with the Company described in more detail in Item 13 below. Approximately 262,500 Ordinary Shares directly held by Mr. Barkat also serve as collateral for this loan.

(7)	The shares listed in the table above for Erez Lorber include options to purchase 234,791 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(8)	The shares listed in the table above for Gwen Spertell include options to purchase 353,186 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(9)	The shares listed in the table above for Christopher C. Marshall consist of options to purchase 181,900 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(10)	The shares listed in the table above for Charles Federman include 539,691 shares held by Bare LLC, an entity substantially controlled by Mr. Federman and options to purchase 29,478 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(11)	The shares listed in the table above for Joseph Gleberman consist of 3,272,676 shares held by entities affiliated with The Goldman Sachs Group, Inc. and options to purchase 29,478 Ordinary Shares that are exercisable by Mr. Gleberman within sixty days of March 3, 2003. Mr. Gleberman is a Managing Director of Goldman, Sachs & Co., which is a wholly owned subsidiary of The Goldman Sachs Group, Inc.

(12)	The shares listed in the table above for William L. Larson consist of options to purchase 33,923 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(13)	The shares listed in the table above for Isabel Maxwell consist of options to purchase 6,250 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(14)	The shares listed in the table above for Gil Shwed include options to purchase 49,999 Ordinary Shares that are exercisable within sixty days of March 3, 2003.

(15)	The shares listed in the table above for our Named Executive Officers and directors as a group include 1,608,067 Ordinary Shares held by our Named Executive Officers and directors subject to options which are exercisable within 60 days of March 3, 2003.

     Equity Compensation Plan Information

      Our shareholders have approved all our equity compensation plans. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders.

      The following table summarizes the number of our Ordinary Shares that may be issued under our equity compensation plans as of December 31, 2002

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	8,772,774	$3.38	9,728,393
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	8,772,774	$3.38	9,728,393

(1)	Includes our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan, which provide for an annual increase in the number of Ordinary Shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 1,960,000 Ordinary Shares and (b) 5% of the Ordinary Shares outstanding on that date, with 30% of the Ordinary Shares being allocated to the 1996 Israel Stock Option Plan and 70% of such Shares being allocated to the 1998 United States Stock Option Plan. Also includes 2,017,299 Ordinary Shares reserved for issuance under our 1999 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 833,333 Ordinary Shares and (b) 2% of the Ordinary Shares outstanding on that date.

Item 13.     Certain Relationships and Related Transactions

Stock Option Loans

      In March 1999, prior to its initial public offering, the Company made loans to some of its executive officers to allow these executive officers to exercise options to purchase Ordinary Shares of the Company. Each loan is evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note is secured by the Ordinary Shares acquired by the executive officers as a result of the option exercise. Generally, each note is to be repaid in equal installments over a four-year period that coincides with the vesting schedule for the underlying options. Each payment is to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as at the date of payment. Payments are due on each anniversary date of vesting schedule of the underlying options. The Company’s only current executive officer to whom such loan was made is Eli Barkat. During the year ended December 31, 2002 the largest amount of Mr. Barkat’s indebtedness was $1,073,494, including interest.

Item 14.     Controls and Procedures

      We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that the information required to be disclosed in our reports filed, pursuant to the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within the 90-day period prior to the filing of this Report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation, in conjunction with our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Financial Statements

      The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K:

Page Report of Kost, Forer & Gabbay, a member of Ernst & Young Global, Independent Auditors

Consolidated Financial Statements:

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the three years ended December 31, 2002, 2001 and 2000

Statements of Shareholders Equity for the three years ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the three years ended December 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

      2. Financial Statement Schedules

      Schedule II     Schedule of Valuation and Qualifying Accounts at December 31, 2002

SCHEDULE II

BACKWEB TECHNOLOGIES, LTD.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS AT DECEMBER 31, 2002

			Write-off of
	Balance at	Provision for	Previously	Balance at
	Beginning of	Doubtful	Provided	End of
	Period	Accounts	Accounts	Period

	(Dollars in Thousands)
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$2,957	$205	$(1,116)	$2,046
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$1,038	$2,948	$(1,029)	$2,957
Year Ended December 31, 2000
Allowance for Doubtful Accounts	$919	$731	$(612)	$1,038

      Other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

      3. Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit
No.	Description

2.1	Software and Asset Purchase Agreement Among BackWeb Technologies Ltd., Mobix Communications Ltd and Esther Hemli, dated as of June 4, 2000.(1)
3.1	Articles of Association of BackWeb Technologies Ltd., as amended.(2)
3.2	Memorandum of Association of Registrant (English translation).(3)
4.1	Specimen of Ordinary Share Certificate.(3)
10.1*	1996 Israel Stock Option Plan (English translation).(3)
10.2*	1996 U.S. Stock Option Plan.(3)
10.3*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002).(4)
10.4*	1999 Employee Stock Purchase Plan.(3)
10.5	Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel (English translation).(3)
10.6	Master Lease Agreement between BackWeb Technologies Inc. and Speiker Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California.(5)
10.7	Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(6)
10.8	Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit Corporation, dated as of December 24, 1998.(7)
10.9	Agreement and Plan of Acquisition by and among BackWeb Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony Davis, dated as of July 1, 1997.(8)
10.10†	Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998.(9)
10.11	Securities Purchase Agreement, dated as of January 17, 2000, by and between BackWeb Technologies Ltd. and RealNetworks, Inc.(10)
10.12	Warrant issued January 26, 2000 to RealNetworks, Inc.(11)
10.13	1(ST) Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(12)
10.14	2(ND) Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(13)

Exhibit
No.	Description

10.15*	Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.(14)
10.16	Sublease Agreement, dated as of September 27, 1996, between SSA Canada Corporation, Lanacom Inc. and Confederation Life Insurance Company.(15)
10.17	Amendment to Sublease Agreement, dated as of June 1, 2000, among Zurich Canadian Holdings Limited, BackWeb Canada, Inc., and BackWeb Technologies Ltd.(16)
10.18†	Alliance Agreement between Pricewaterhouse Coopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001.(17)
10.19†	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.(18)
10.20†	Cooperative Marketing Agreement, effective as of December 19, 2001, between BackWeb Technologies Inc. and Oblix, Inc.(19)
10.21†	Technology & Content Partner Agreement, effective as of December 21, 2001, between SAP Portals, Inc. and BackWeb Technologies Inc.(20)
10.22†	Software Remarketing Agreement, dated as of December 27, 2001, between BackWeb Technologies, Inc. and International Business Machines Corporation.(21)
10.23†	Plumtree Technology Partner Program Master Agreement, effective as of December 19, 2001, between Plumtree Software, Inc. and BackWeb Technologies.(22)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney (see signature page).
99.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated March 31, 2003.

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Current Report on Form 8-K, filed July 10, 2000.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed November 14, 2002.

(3)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(4)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(5)	Incorporated herein by reference to Exhibit 10.7 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(6)	Incorporated herein by reference to Exhibit 10.8 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.9 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(8)	Incorporated herein by reference to Exhibit 10.12 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(9)	Incorporated herein by reference to Exhibit 10.13 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(10)	Incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(11)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(12)	Incorporated herein by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(13)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(14)	Incorporated herein by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(15)	Incorporated herein by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(16)	Incorporated herein by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(17)	Incorporated herein by reference to the Exhibit 10.29 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(18)	Incorporated herein by reference to the Exhibit 10.30 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(19)	Incorporated herein by reference to the Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(20)	Incorporated herein by reference to the Exhibit 10.32 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(21)	Incorporated herein by reference to the Exhibit 10.33 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(22)	Incorporated herein by reference to the Exhibit 10.34 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	These certifications accompany BackWeb’s Annual Report on Form 10-K. These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003

BACKWEB TECHNOLOGIES LTD.

By:	/s/ ELI BARKAT

Eli Barkat,
Chief Executive Officer

POWER OF ATTORNEY

      By signing this Form 10-K below, I hereby appoint each of Eli Barkat and Michael A. Morgan, as my attorney-in-fact to sign all amendments to this Form 10-K on my behalf, and to file this Form 10-K (including all exhibits and other documents related to the Form 10-K) with the Securities and Exchange Commission. I authorize each of my attorneys-in-fact to (1) appoint a substitute attorney-in-fact for himself and (2) perform any actions that he believes are necessary or appropriate to carry out the intention and purpose of this Power of Attorney. I ratify and confirm all lawful actions taken directly or indirectly by my attorneys-in-fact and by any properly appointed substitute attorneys-in-fact.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

	Title	Date
Signature

/s/ ELI BARKAT Eli Barkat	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ MICHAEL A. MORGAN Michael A. Morgan	Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ CHARLES FEDERMAN Charles Federman	Director	March 31, 2003

/s/ WILLIAM L. LARSON William L. Larson	Director	March 31, 2003

/s/ JOSEPH GLEBERMAN Joseph Gleberman	Director	March 31, 2003

/s/ GIL SHWED Gil Shwed	Director	March 31, 2003

/s/ ISABEL MAXWELL Isabel Maxwell	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Eli Barkat, certify that:

      1. I have reviewed this annual report on Form 10-K of BackWeb Technologies Ltd. (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ELI BARKAT

Eli Barkat
Chairman and Chief Executive Officer

Date: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Michael A. Morgan, certify that:

      1. I have reviewed this annual report on Form 10-K of BackWeb Technologies Ltd. (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: March 31, 2003

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Software and Asset Purchase Agreement Among BackWeb Technologies Ltd., Mobix Communications Ltd and Esther Hemli, dated as of June 4, 2000.(1)
3.1	Articles of Association of BackWeb Technologies Ltd., as amended.(2)
3.2	Memorandum of Association of Registrant (English translation).(3)
4.1	Specimen of Ordinary Share Certificate.(3)
10.1*	1996 Israel Stock Option Plan (English translation).(3)
10.2*	1996 U.S. Stock Option Plan.(3)
10.3*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002).(4)
10.4*	1999 Employee Stock Purchase Plan.(3)
10.5	Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel (English translation).(3)
10.6	Master Lease Agreement between BackWeb Technologies Inc. and Speiker Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California.(5)
10.7	Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(6)
10.8	Loan and Security Agreement, and schedule thereto, between BackWeb Technologies Ltd. and Transamerica Business Credit Corporation, dated as of December 24, 1998.(7)
10.9	Agreement and Plan of Acquisition by and among BackWeb Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony Davis, dated as of July 1, 1997.(8)
10.10†	Software Development and OEM License Agreement by and between BackWeb Technologies Ltd. and Baan Development B.V., dated as of December 30, 1998.(9)
10.11	Securities Purchase Agreement, dated as of January 17, 2000, by and between BackWeb Technologies Ltd. and RealNetworks, Inc.(10)
10.12	Warrant issued January 26, 2000 to RealNetworks, Inc.(11)
10.13	1(ST) Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(12)
10.14	2(ND) Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(13)
10.15*	Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.(14)
10.16	Sublease Agreement, dated as of September 27, 1996, between SSA Canada Corporation, Lanacom Inc. and Confederation Life Insurance Company.(15)
10.17	Amendment to Sublease Agreement, dated as of June 1, 2000, among Zurich Canadian Holdings Limited, BackWeb Canada, Inc., and BackWeb Technologies Ltd.(16)
10.18†	Alliance Agreement between Pricewaterhouse Coopers LLP and BackWeb Technologies, Inc., effective as of July 19, 2001.(17)
10.19†	BackWeb Value Added Reseller Agreement, effective date July 19, 2001, between Technology Integration LLC and BackWeb Technologies, Inc.(18)
10.20†	Cooperative Marketing Agreement, effective as of December 19, 2001, between BackWeb Technologies Inc. and Oblix, Inc.(19)
10.21†	Technology & Content Partner Agreement, effective as of December 21, 2001, between SAP Portals, Inc. and BackWeb Technologies Inc.(20)
10.22†	Software Remarketing Agreement, dated as of December 27, 2001, between BackWeb Technologies, Inc. and International Business Machines Corporation.(21)
10.23†	Plumtree Technology Partner Program Master Agreement, effective as of December 19, 2001, between Plumtree Software, Inc. and BackWeb Technologies.(22)
21.1	Subsidiaries of the Registrant.

Exhibit
No.	Description

23.1	Consent of Independent Auditors.
24.1	Power of Attorney (see signature page).
99.1**	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated March 31, 2003.

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Current Report on Form 8-K, filed July 10, 2000.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed November 14, 2002.

(3)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(4)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(5)	Incorporated herein by reference to Exhibit 10.7 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(6)	Incorporated herein by reference to Exhibit 10.8 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.9 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(8)	Incorporated herein by reference to Exhibit 10.12 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(9)	Incorporated herein by reference to Exhibit 10.13 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(10)	Incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(11)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K, filed February 11, 2000.

(12)	Incorporated herein by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(13)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(14)	Incorporated herein by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(15)	Incorporated herein by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(16)	Incorporated herein by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(17)	Incorporated herein by reference to the Exhibit 10.29 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(18)	Incorporated herein by reference to the Exhibit 10.30 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(19)	Incorporated herein by reference to the Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(20)	Incorporated herein by reference to the Exhibit 10.32 from the Company’s Annual Report on Form 10-K for the quarterly period ended December 31, 2001, filed April 1, 2002.

(21)	Incorporated herein by reference to the Exhibit 10.33 from the Company’s Annual Report on Form 10-Q for the quarterly period ended December 31, 2001, filed April 1, 2002.

(13)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(14)	Incorporated herein by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(15)	Incorporated herein by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(16)	Incorporated herein by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(17)	Incorporated herein by reference to the Exhibit 10.29 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(18)	Incorporated herein by reference to the Exhibit 10.30 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, filed November 14, 2001.

(19)	Incorporated herein by reference to the Exhibit 10.31 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(20)	Incorporated herein by reference to the Exhibit 10.32 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(21)	Incorporated herein by reference to the Exhibit 10.33 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

(22)	Incorporated herein by reference to the Exhibit 10.34 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	These certifications accompany BackWeb’s Annual Report on Form 10-K. These certifications are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.