Form 10-Q
period 2003-03-31
BACKWEB TECHNOLOGIES LTD
filed 2003-05-15
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

      The number of shares of the registrant’s Ordinary Shares outstanding as of May 1, 2003 was 39,818,628 shares.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2003

Cautionary Statement Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates” or similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements, as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors” and elsewhere in this Quarterly Report, or detailed in our other SEC reports and filings. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,612	$18,272
Short-term investments	—	5,485
Trade accounts receivable, net of allowance for doubtful accounts of $2,049 and $2,046 at March 31, 2003 and December 31, 2002, respectively	1,752	1,659
Other accounts receivable and prepaid expenses	1,186	1,523

Total current assets	24,550	26,939
Long-term investments and other long-term assets	368	1,387
Property and equipment, net	765	1,083

Total assets	$25,683	$29,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,915	$5,340
Deferred revenue	1,580	1,265

Total current liabilities	6,495	6,605
Accrued severance pay, net	101	114
Long-term deferred revenue	164	169
Commitments and contingencies
Shareholders’ equity:
Ordinary shares, nominal value NIS 0.03 per share; 150,067,830 shares authorized at March 31, 2003 and December 31, 2002; 39,818,628 and 39,772,254 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	150,876	150,867
Notes receivable from shareholders	(506)	(506)
Accumulated other comprehensive income (loss)	9	(22)
Accumulated deficit	(131,456)	(127,818)

Total shareholders’ equity	18,923	22,521

Total liabilities and shareholders’ equity	$25,683	$29,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(In thousands, except
	per share data)
	Unaudited	Unaudited
Revenue:
License	$735	$933
Service	792	1,378

Total revenue	1,527	2,311
Cost of revenue:
License	55	80
Service	221	1,059

Total cost of revenue	276	1,139

Gross profit	1,251	1,172
Operating expenses:
Research and development, net	1,168	1,727
Sales and marketing	1,788	3,185
General and administrative	992	1,376
Amortization of intellectual property and other intangible assets	—	783
Amortization of deferred stock compensation	—	54

Total operating expenses	3,948	7,125

Loss from operations	(2,697)	(5,953)
Finance and other income, net	59	301
Write down of an equity investment	(1,000)	—

Net loss	$(3,638)	$(5,652)

Basic and diluted net loss per share	$(0.09)	$(0.15)

Weighted average number of shares used in computing basic and diluted net loss per share	39,787	38,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2003	2002

	(In thousands)
	Unaudited	Unaudited
Operating Activities
Net loss	$(3,638)	$(5,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	251
Amortization of intellectual property and other intangible assets	—	783
Amortization of deferred stock compensation and premium on investments	—	73
Depreciation	269	437
Write down of an equity investment	1,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(93)	1,230
Other accounts receivable, prepaid expenses, and other long-term assets	441	246
Accounts payable and accrued liabilities	(425)	(1,448)
Deferred revenue	310	(249)
Accrued severance pay, net	(13)	(49)

Net cash used in operating activities	(2,149)	(4,378)

Investing Activities
Purchases of property and equipment	(36)	(18)
Purchase of short-term investments	—	(1,925)
Proceeds from short-term investments	5,516	1,560

Net cash (used in) or provided by investing activities	5,480	(383)

Financing Activities
Proceeds from issuance of ordinary shares, net	9	231

Net cash provided by financing activities	9	231

Net (decrease) or increase in cash and cash equivalents	3,340	(4,530)
Cash and cash equivalents at beginning of the period	18,272	17,209

Cash and cash equivalents at end of the period	$21,612	$12,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

      Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb” or the “Company”) is a provider of Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. BackWeb sells its products primarily to end users from a variety of industries, including high technology manufacturing, financial services and insurance, telecommunications, entertainment and media, and government, through its direct sales force, resellers, and OEMs.

      Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2002 has been derived from audited financial statements at such date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

      The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

      Revenue Recognition — To date, the Company has derived its revenue from license fees of its products, maintenance, training and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers and OEMs.

      The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”) and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training and consulting services) is determined based on the price charged for the undelivered element when sold separately.

      The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses and multi-year term licenses in the accounting period that the sale occurs. For term licenses with a contract period of one year or less, revenue arising is recognized on a monthly basis.

      The Company derives revenue primarily from contracts with corporate customers, resellers and OEM’s royalty fees earned upon delivery of products. Revenue derived from contracts with resellers is not recognized until the software is sold through to the end-user. Royalty revenue is recognized when reported to the Company after delivery of the related products. In addition, royalty revenue can arise from the right to use the Company’s products.

      Service revenue is primarily comprised of revenue from standard maintenance agreements, consulting and training fees. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement; which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and defers this over the contractual maintenance period for revenue recognition purposes. It is optional whether a customer chooses to buy a maintenance contract. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services are billed on a per session basis. The Company recognizes service revenue from consulting and training when provided to the customer.

      Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

      Net Loss Per Share — Basic and diluted net loss per share has been computed using the weighted average number of Ordinary Shares outstanding during the applicable period. Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus dilutive potential Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share.” At March 31, 2003, the total number of Ordinary Shares subject to outstanding options excluded from the earnings per share, or EPS, calculation because they would be considered anti-dilutive was 8,351,598.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended

	March 31,	March 31,
	2003	2002

	Unaudited	Unaudited
Net loss	$(3,638)	$(5,652)

Basic and diluted:
Weighted-average shares	39,787	38,797
Less weighted-average shares subject to forfeiture	—	(98)

Weighted average number of shares used in computing basic and diluted net loss per share	39,787	38,699

Basic and diluted net loss per share	$(0.09)	$(0.15)

      Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended

	March 31,	March 31,
	2003	2002

	Unaudited	Unaudited
Net loss	$(3,638)	$(5,652)
Change in net unrealized (loss) gain on investments	31	(178)

Total comprehensive loss	$(3,607)	$(5,830)

      Stock Compensation — BackWeb has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”) in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock Based Compensation Transmission and Disclosure” — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As of the balance sheet date, the Company continued to apply APB 25.

      Pro forma information regarding the Company’s net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 and the following assumptions:

	March 31,	March 31,
	2003	2002

	Unaudited	Unaudited
Risk-free interest rates	2.8%	4.9%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	109%	83%

      Pro forma information under SFAS No. 123, is as follows:

	March 31,	March 31,
	2003	2002

	(In thousands, except
	per share data)
	Unaudited	Unaudited
Net loss as reported	$(3,638)	$(5,652)
Less — stock based expense reported in net loss	—	54
Add — stock based compensation expense determined under the fair value method	(667)	(1,706)

Net loss	$(4,305)	$(7,304)

Basic and diluted net loss per share	$(0.11)	$(0.19)

      Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.     Selective Balance Sheet Detail

      Write-Down of Equity Investments — The Company invested $3.5 million during 2000 and 2001 in certain development companies in Internet-centric business in which the Company believed it had a significant strategic interest. However, due to the continued economic slowdown and the significant decline in capital available to, and in the valuation of, the privately funded Internet-centric business, the Company believed that a portion of these investments became impaired during 2001 and recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company considered to be a fair value.

      In the three-months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1.0 million had suffered an other-than temporary decline in fair value. Accordingly, in the three-months ended March 31, 2003, the Company recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets.

Note 3.     Contingencies

Litigation

      BackWeb, six of the Company’s officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has been set. The Company believes it has meritorious defenses and intends to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if it ultimately prevails. The Company has accrued what it considers to be the appropriate deductible under the insurance policy with regard to legal expenses for the pending class action.

      The Company and certain of its officers are currently parties to various other legal proceedings and may become involved, from time to time, in other legal proceedings in the ordinary course of the Company’s business activities in the future. In the event there were an adverse outcome with respect to any of these proceedings, the Company’s business could be harmed. Thus, the Company cannot provide assurances that these lawsuits will not materially and adversely affect the Company’s business, results of operations or share price.

Note 4.     Segments and Geographic Information

      BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The Company has adopted Statement of Financial Accounting Standard No. 131 “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”). The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	March 31,	March 31,
	2003	2002

	Unaudited	Unaudited
Revenues:
North America	$980	$1,250
Israel	177	729
Europe	370	332

	$1,527	$2,311

	March 31,	December 31,
	2003	2002

	Unaudited	Audited
Long-lived assets:
North America	$467	$704
Israel	275	1,351
Other	23	28

	$765	$2,083

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenue generated in Israel consist of export sales to end-customers located in the rest of the world, excluding North America and Europe; and OEM sales are made to all geographic regions. One OEM accounted for 1.6% or $25,000 and 23.3% or $514,000 of our revenues in the three-months ended March 31, 2003 and March 31, 2002, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the “Risk Factors” section that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Form 10-Q.

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

      Since our inception, we have derived revenue primarily from licensing our products and, to a lesser extent, from maintenance, consulting and training services. The rate of growth of our service revenue is not commensurate with the rate of growth of our costs of service revenue such as salaries and related expenses of our customer support and consulting organizations and the cost of third party contractors to provide consulting services. Our products are marketed worldwide through a combination of our direct sales force, reseller channel, and OEMs.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful debts;

•	Review of equity investments for impairment; and

•	Forward exchange contracts.

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

      We recognize software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements.

      We license our products on a perpetual and on a term basis. We recognize license revenue arising from the sale of perpetual licenses and multi-year term licenses in the accounting period that the official order form and sale occurs. For term licenses with a contract period of one year or less, revenue arising is recognized on a monthly basis.

      A license sale is deemed to have occurred when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and the collection of the resulting receivable is reasonably assured. Delivery generally is deemed to have occurred when the product is delivered to a common carrier.

      At the time of the transaction, we assess whether the fee associated with our license sale is fixed and determinable. If the fee is not fixed or determinable, we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. We determine the fee associated with a license sale by reference to a price list, and if a discount from the price list is applicable, we assess whether the discount is in accordance with what management believes to be a generally acceptable discounts. The principal factors we take into account when giving a discount are the volume of licenses in the transaction, the strategic nature of the deal and customer and the future likelihood of further transactions with the same customer. In addition, we assess whether or not collection is reasonably assured. Our license agreements generally provide for payment within 30 to 90 days from the official order form date. In cases where we do not establish reasonable assurance of collection, revenue is recognized only on the receipt of payment. If we agree to payment terms that are outside of these parameters, we generally recognize revenue as the fees become due.

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

      For all sales made through our direct sales force, we use a “Software License and Services Agreement” and an official order form. For sales made through a reseller, we enter into a standard reseller agreement and evidence of orders from customers must be supplied before we recognize revenue.

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

      Our arrangements do not generally include acceptance. However, if such an acceptance provision exists, we defer revenue recognition until we receive written acceptance of the product from the customer. All agreements we enter into are non-refundable and non-cancelable.

      We also recognize revenue from consulting activities, which is generally evidenced by a signed Statement of Work (“SOW”). We generally charge for our consulting activities on a time and materials basis, and, in such cases, recognize revenue when we invoice the customer. If an acceptance clause is contained in the SOW, we defer revenue recognition until we obtain written acceptance from the customer. We also sometimes charge a fixed fee for our consulting activities. Management interprets fixed bids in a similar manner to a SOW containing an acceptance clause and defers revenue recognition until the customer supplies a certificate of work completion, at which time we recognize the revenue.

      Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Estimating Valuation Allowances and Accrued Liabilities, Specifically the Trade Receivable Allowance for Doubtful Debts

      Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment will be forthcoming. Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities, which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. In these cases, management has accrued for the appropriate deductible in respect of the legal expenses in the financial statements. A discussion of our outstanding material litigation is contained in Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

Review of Equity Investments for Impairment

      We have made equity investments in other companies that we believed were in the best interests of the Company and its strategic objectives. Our executive management and Board of Directors approve investments before they are executed. Generally, management designates an executive staff member to either serve on the Board of Directors of the company in which we invested as a voting member or as an observer. This process assists management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process, while based on reasonably objective evidence supplied by the company in which we invested, is combined with analysis of general economic trends and indicators. During 2001, management carried out such reviews and accounted for an impairment charge against one of our equity investments for the full $2.5 million amount of the equity investment. Management reviews during 2002 demonstrated that no further impairment provisions were required against other equity investments. During the three-months ended March 31, 2003, we reviewed the equity investments for impairment and determined that the decline in fair value was other-than temporary and, as a result, a further impairment charge of $1.0 million was taken against the remaining carrying value of the investments.

Forward Exchange Contracts

      We participate in hedging certain forecasted committed expenses that are payable in New Israeli Shekels, or NIS, to minimize the Company’s exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macro economic indicators into account, we enter into forward contracts to protect ourselves from fluctuating exchange rates. The contracts are generally monthly and timed to mature when we incur most of our expenses in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement.

      Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires that all derivatives be recorded on the balance sheet at fair value and such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness, at least quarterly. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings. All amounts accumulated in Other Comprehensive Income at March 31, 2003 will be reclassified to earnings when the forecasted expense underlying the forward contract has been made.

Results of Operations

      We derive revenue from license, maintenance, consulting, and training services for BackWeb Foundation, BackWeb e-Accelerator Suite and BackWeb ProactivePortal. Total revenue for the three-months ended March 31, 2003 was $1.5 million, a decrease of approximately $784,000, or 33.9%, from $2.3 million in the three-months ended March 31, 2002.

      License revenue was $735,000 or 48.1% of revenue in the three-months ended March 31, 2003 compared to $933,000 or 40.4% of revenues in the three-months ended March 31, 2002. The reduction in license revenue was primarily attributable to a decrease in license fees from our legacy products, partially offset by increasing license fees from the ProactivePortal Server. Service revenue was $792,000 or 51.9% of revenue in the three-months ended March 31, 2003 compared to $1.4 million or 59.6% of revenue in the three-months ended March 31, 2002. The decrease in service revenue was primarily due to a reduction in maintenance revenue as a result of the expiration of a major OEM contract and, to a lesser extent, to the reduced new maintenance revenue associated with lower license sales.

      One OEM accounted for 1.6% or $25,000 and 22.3% or $514,000 of our revenue in the three-months ended March 31, 2003 and March 31, 2002, respectively. Customers outside of North America accounted for 35.8% of revenue in the three-months ended March 21, 2003 compared to 30.5% of revenue in the three-months ended March 31, 2002.

Cost of Revenue

      Cost of revenue was $276,000 or 18.1% of total revenue, for the three months ended March 31, 2003 compared to $1.1 million, or 49.3% of total revenue, for the three-months ended March 31, 2002. Cost of license revenue consists primarily of expenses related to media production, packaging of products and royalty payables to OEM vendors. Cost of license revenue was $55,000, or 7.5% of license revenue, for the three-months ended March 31, 2003, compared to $80,000, or 8.6% of license revenue, for the three-months ended March 31, 2002. The small reduction as a percentage of revenue is related to lower volume in packaging and royalty payables. Cost of service revenue consists primarily of expenses related to salaries and expenses of our professional service organization, including related expenses of BackWeb consultants and third party consultants. Cost of service revenue was $221,000, or 27.9% of service revenue, in the three-months ended March 31, 2003, compared to $1.1 million, or 76.9% of service revenue, in the three-months ended March 31, 2002. The decrease in cost of service revenue in the three-months ended March 31, 2003, as compared to the three-months ended March 31, 2002, was primarily due to the reduced level of payroll and related overhead expenses that resulted from the reorganizations that we implemented in both 2002 and 2001. We expect cost of service revenue to increase marginally in future periods in line with service revenue; the increase is not directly variable due to the relative fixed cost of the customer technical support operation.

Operating Expenses

Research and Development, Net

      Research and development expenses, net consist of personnel costs, equipment and supply costs for our development efforts. These expenses are charged to operations as incurred. We have research and develop-

ment facilities based in Israel. Research and development expenses, net were $1.2 million in the three-months ended March 31, 2003, compared to $1.7 million in the three-months ended March 31, 2002. The decrease in research and development expenses, net was due to the reduced level of headcount as a result of the reorganization that we implemented on October 1, 2002. The average headcount in the research and development organization fell from 65 in the three-months ended March 31, 2002 to 36 in the three-months ended March 31, 2003. We expect research and development expenses, net in absolute terms, to remain relatively flat in future periods subject to fluctuations in the exchange rate between the NIS and the U.S. dollar.

Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expense and general overhead. As of March 31, 2003 we had sales offices located in the United States and Europe. Sales and marketing expenses were $1.8 million for the three-months ended March 31, 2003, compared to $3.2 million in the three-months ended March 31, 2002. The decrease in sales and marketing expense was due to the reduced level of headcount as a result of the reorganization that we implemented on October 1, 2002. The average headcount in the sales and marketing organization fell from 55 in the three-months ended March 31, 2002 to 26 in the three-months ended March 31, 2003. We expect sales and marketing expenses in absolute terms, to remain relatively flat in future periods with the exception of the primary variable expense, sales commissions, which will vary directly with revenue.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, general management, human resources, information services, legal and provision for bad and doubtful debts. General and administrative expenses were $1.0 million in the three-months ended March 31, 2003, compared to $1.4 million in the three-months ended March 31, 2002. The decrease in general and administrative expense is due to the reduced level of headcount as a result of the reorganization that we implemented on October 1, 2002. The average headcount in the general and administrative organization fell from 35 in the three months ended March 31, 2002 to 16 in the three months ended March 31, 2003. We expect general and administrative expenses, in absolute terms, to remain relatively flat in future periods, subject to expenses not yet identified or quantified in connection with the increased costs of running and maintaining a public company.

Amortization of Intellectual Property, Other Intangible Assets and Deferred Stock Compensation

      Amortization of intellectual property, other intangible assets and deferred stock compensation is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. (“Mobix”) in June 2000 and deferred stock compensation in 1999. Intellectual property and other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally two to two and one-half years. During 2002, the Company concluded that it was unlikely that it would realize any future value from the wireless technology that it acquired from Mobix and, therefore, the Company wrote-off the remaining carrying value of these intangibles during the three-months ended September 30, 2002. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method and was fully amortized during 2002. There was no amortization expense for the three-months ended March 31, 2003, compared to $837,000 in the three-months ended March 31, 2002.

Finance and Other Income, Net

      Finance and other income, net includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense. Finance and other income, net also include the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. For the three-months ended March 31, 2003, finance and other income was $59,000 compared to $301,000 in the three-months ended March 31, 2002. The decrease in finance and other income was primarily due to the decrease of cash and cash equivalents available for investment and lower interest rates available on cash and cash equivalent investments.

Write-Down of Equity Investments

      The Company invested $3.5 million during 2000 and 2001 in certain development companies in Internet-centric business in which the Company believed it had a significant strategic interest. However, due to the continued economic slowdown and the significant decline in capital available to, and in the valuation of, the privately funded Internet-centric business, the Company believed that a portion of these investments became impaired during 2001 and recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company considered to be a fair value.

      The Company continues to periodically review its investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than temporary, the Company writes down the value of the investment to its fair value.

      In the three-months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1.0 million had suffered an other-than temporary decline in fair value. Accordingly, in the three-months ended March 31, 2003, the Company recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets.

Liquidity and Capital Resources

      As of March 31, 2003 the Company had $21.6 million of cash, cash equivalents and short-term investments, as compared to $23.8 million as of December 31, 2002.

      Net cash used in operating activities was $2.1 million and $4.4 million for the three-months ended March 31, 2003 and 2002, respectively, and was primarily used for funding the Company’s ongoing operational needs. Cash provided by investing activities was $5.5 million for the three-months ended March 31, 2003 and cash used by investing activities was $383,000 for the three-months ended March 31, 2002. Cash provided by financing activities was $9,000 and $231,000 for the three-months ended March 31, 2003 and 2002, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under the Company’s employee stock purchase plan.

      As of March 31, 2003, the Company had no material commitments for capital expenditures. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the Proactive Portal Server, if we fail to develop key strategic relationships or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or debt securities, which could dilute our existing shareholders’ interests. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

      BackWeb leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2003	$896
2004	727
2005	618
2006	600
2007	46

$2,887

      As part of the restructuring plan that began in the three-months ended September 30, 2002, the Company entered into negotiations with its various landlords to renegotiate its lease obligations. The Company has reached agreement in principle with its landlord in San Jose, California, whereby it may be able to mitigate its lease obligations by, among other things, buying out certain of its obligations, subletting space, reducing rent, or a combination of these. The amounts reflected in the table above assume that the agreement in principle is reflective of the final executed agreement.

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

      All of these tax benefits are subject to various conditions and restrictions. See “Risk Factors — Risks Relating to Our Location in Israel.” There can be no assurance that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through March 31, 2003, we have not yet used the tax benefits for which we are eligible. See “Risk Factors — Risks Relating to our Business.”

Impact of Inflation and Currency Fluctuations

      Most of our sales are in U.S. dollars. However a significant portion of our costs are incurred in Israel in relation to our operations in that country. Our research and development costs are primarily denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the U.S. dollar or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ U.S. dollar exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we have operations in Europe.

RISK FACTORS

      The Company operates in a rapidly changing environment that involves numerous risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks and uncertainties. You should consider the following factors, as well as other information set forth in this Quarterly Report on Form 10-Q, in connection with any investment in our Ordinary Shares. If any of the risks described below occurs, our business, results of operations and financial condition could be adversely affected. In such cases, the price of our Ordinary Shares could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and our results of operations.

      Current predictions for the general economy indicate continued uncertain economic conditions. Weak economic conditions may continue to cause a reduction in information technology spending generally. In addition, some of our customers continue to operate Internet-centric businesses, and these companies have been more acutely affected by the continuing economic slowdown and have encountered significant difficulties in raising additional capital. If our customers experience financial difficulties, it could have an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to changing conditions in a timely manner, which could adversely impact our business and results of operations and cause the price of our Ordinary Shares to decline.

Our business is difficult to evaluate because our operating history is limited, and we have recently changed our strategic focus and repositioned our product line.

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

      We have not achieved profitability and expect to continue to incur net losses through at least the end of 2003. We incurred net losses of $3.6 million for the three months ended March 31, 2003, approximately $24.9 million for the year ended December 31, 2002, $34.7 million for the year ended December 31, 2001, and $19.2 million for the year ended December 31, 2000. As of March 31, 2003, we had an accumulated deficit of $131.5 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses during 2003. As a result, we will need to generate significant revenue to achieve and maintain profitability.

Our quarterly operating results are subject to fluctuations.

      Our operating results are difficult to predict. Our revenue and operating results have fluctuated in the past and may, in the future, vary significantly from quarter to quarter due to a number of factors, including:

•	demand for our products and services;

•	internal budget constraints and the approval processes of our current and prospective customers;

•	the timing and mix of revenue generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	new product introductions or internal development efforts by competitors or partners;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.

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

Failure to develop key strategic relationships could limit our growth.

      We believe that our success in penetrating our target markets depends significantly on our ability to develop and maintain strategic relationships with portal framework vendors, key independent software vendors, resellers, distribution partners, and customers. Because we expect to generate a large portion of our revenue from sales through these relationships, if we fail to develop our existing strategic partnerships and enter into new strategic partnerships, our growth would likely be limited. We do not know if our existing or any future strategic partnerships will prove to be successful relationships or if we will derive material revenue from them.

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

Failure to expand our sales and marketing organizations could limit our growth.

      If we fail to substantially expand our direct sales force and marketing operations in our existing markets, we will have difficulties in growing our revenue. We are currently constrained from expanding our sales and marketing organizations by budgetary and cost considerations. Moreover, even though we expect to expand our sales and marketing organization, we might not be able to hire or retain the kind and number of sales and marketing personnel that could be required because competition for qualified sales and marketing personnel is intense.

Our quarterly product license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.

      We typically derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.

      We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. In the years ended December 31, 2001 and December 31, 2000, this same OEM customer accounted for 52% and 27%, respectively, of our revenue. We have signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. As of the three months ended March 31, 2003, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future. The failure to derive significant revenue from this agreement could adversely affect our business.

We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.

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

      In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licensing revenue generated from our older products, such as Foundation and e-Accelerator, and we anticipate future declines in licensing revenue from these products. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends, in large part, on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue could decline significantly. Further, some of our customers are telecommunications or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline, which would likely materially and adversely affect our revenue, operating results and stock price.

Our business will suffer if our target customers do not accept Internet solutions.

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

Rapid technological changes could cause our products to become obsolete.

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

      Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as wireless, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, may pose a competitive challenge. In addition, other companies, including some of our partners, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.

Our inability to integrate our products with other third-party software could adversely affect market acceptance of our products.

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

Failure to successfully develop versions and updates of our products that run on the operating systems used by our current and prospective customers could reduce our sales.

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

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.

      In the future, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Competition in the Internet communications market may reduce the demand for, or price of, our products.

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

The loss of our right to use software licensed to us by third parties could harm our business.

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

Our growth may suffer because of the complexities involved in implementing our products.

      The use of our products by our customers often requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results.

      We generally recognize license revenue when persuasive evidence of an agreement exists, the product has been delivered, the arrangement does not involve significant customization of the software, the license fee is fixed or determinable and collection of the fee is probable. If an arrangement requires acceptance testing or specialized professional services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for specialized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.

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

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs.

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

We may experience tax liabilities in connection with the liquidation of wholly owned subsidiaries that have ceased trading.

      As a result of the restructuring plans we announced on July 1, 2001 and September 30, 2002, we ceased commercial operations of the following subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies G.m.b.H., BackWeb Technologies S.a.r.l., BackWeb Technologies A.B., BackWeb Canada Inc. and BackWeb K.K. Ltd. We have decided to liquidate these companies in order to further streamline our operations and to simplify our legal entity structure. We cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might be required to pay significant taxes and penalties, which could adversely affect our cash balances and results of operations.

We may experience difficulties managing our expected growth and geographic dispersion.

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

Our international operations are subject to additional risks.

      Revenue from customers outside the United States represented approximately $500,000, or 35.8% of our total revenue, for the three-months ended March 31, 2003, and $2.9 million, or 46% of our total revenue, for the year ended December 31, 2002. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

      Our international operations also face foreign-currency-related risks. To date, substantially all of our revenue has been denominated in U.S. dollars, but we believe that, in the future, an increasing portion of our revenue may be denominated in foreign currencies, including the Euro and the British Pound. Fluctuations in the value of foreign currencies may cause further volatility in our operating results, reduce the accuracy of our financial forecasts and could have a material adverse effect on our business, operating results and financial condition.

Our efforts to protect our proprietary rights may be inadequate.

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

Our products may be used in an unintended and negative manner.

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

We may not have sufficient insurance to cover all potential product liability and warranty claims.

      Our products are integrated into our customers’ networks. The sale and support of our products may entail the risk of product liability or warranty claims based on damage to these networks. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we carry general commercial liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

We may not have sufficient insurance to cover all potential claims against our directors and officers nor may we be able to renew our directors’ and officers’ (“D&O”) insurance policy at a reasonable rate or obtain sufficient coverage.

      Our D&O insurance may not cover all potential claims against our directors and officers. Our D&O insurance policy expires August 1, 2003, and we cannot assure you that we will be able to renew our D&O policy after this time at a reasonable rate or at all. As a result of this uncertainty, it may be difficult to retain or attract qualified directors or officers.

Our business could suffer if we lose the services of key personnel.

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

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel.

      We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. We cannot predict the effect on BackWeb of the increase in the degree of violence by Palestinians against Israel or of any possible military action elsewhere in the Middle East. If Israel’s economy is impaired by a high inflation rate or if the timing of the devaluation of the NIS against the U.S. dollar were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.

      Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past. The expiration date currently is the end of May 2003, and no new benefits will be granted after that date unless the expiration date is extended. There is a committee that is reviewing the benefits program under the law. We cannot assure you that new benefits will be available after May 2003 or that the benefits will be continued in the future at their current levels or at any level.

Israeli regulations may limit our ability to engage in research and development and export our products.

      Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in April 2004. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

Israeli courts might not enforce judgments rendered outside of Israel that may make it difficult to collect on judgments rendered against us.

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

The new tax reform in Israel may reduce our tax benefit, which might adversely affect our profitability.

      On January 1, 2003, a comprehensive tax reform took effect in Israel. We have performed an initial analysis of the likely implications of the new tax reform legislation on our results of operations. Our initial evaluation concluded that the impact of the tax reform on both the corporate and income tax framework of the Company would not have a material effect on the results and operations of the Company. This initial evaluation was based, in part, on the assumptions that there will be no expansion of the BackWeb group of companies beyond the countries in which we already operate and that the Company will remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.

Our results of operations may be negatively affected by the obligation of key personnel to perform military service.

      Certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect of these obligations on the Company in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service. Such military requirement could be increased in the event of war or military action involving Israel.

Risks Relating to Our Ordinary Shares

Our stock price has been volatile and could fluctuate in the future.

      The market price of our Ordinary Shares has been volatile. We expect our stock price to continue to fluctuate:

•	in response to quarterly variations in operating results;

•	in response to announcements of technological innovations or new products by us or our competitors or partners;

•	because of market conditions in the enterprise software or portal industry;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors;

•	in response to our announcements of strategic relationships or joint ventures; and

•	in response to sales of our Ordinary Shares.

      In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q, and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business and results of operations.

Our continued Nasdaq SmallCap Market listing is not assured.

      On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff (the “Staff”) advising us that our Ordinary Shares had been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised us that it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002 unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualification Panel. We initially requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. Subsequently, the Company applied to transfer its Ordinary Shares to The Nasdaq SmallCap Market. That application was approved and the Company’s Ordinary Shares began trading on The Nasdaq SmallCap Market on September 23, 2002. We have met the initial and continued listing criteria for The Nasdaq SmallCap Market as a foreign company and will remain eligible to be quoted on The Nasdaq SmallCap Market, subject to our compliance with the continued listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on The Nasdaq SmallCap Market. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. This situation would be exacerbated if we were unable to obtain listing on another market or exchange, as this would likely make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our Ordinary Shares. Not maintaining a listing on a major stock market may:

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

Holders of our Ordinary Shares who are United States residents face income tax risks.

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

Our officers, directors and affiliated entities own a large percentage of BackWeb and could significantly influence the outcome of actions.

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 37.8% of our outstanding Ordinary Shares as of March 31, 2003. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Foreign Currency Exchange Rate Risk

      We hedge certain forecasted committed expenses that are payable in NIS to minimize the Company’s exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

      At March 31, 2003, the Company had three forward contracts outstanding, the aggregate amount of which is set forth in the following table:

			Average Exchange
NIS Value	Year of Maturity	U.S. $ Value	Rate

NIS 5,023,935	2003	$1,050,000	4.7847

Item 4.	Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      On November 13, 2001, BackWeb, six of its officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

      We believe we have meritorious defenses and intend to defend this action vigorously; however, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations or the price of our Ordinary Shares.

      From time to time we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 2.	Changes in Securities and Use of Proceeds

      None.

Item 3.	Defaults Upon Changes of Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the first quarter of fiscal year 2003, ended March 31, 2003.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.	Description

99.1	Certifications, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated May 15, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

By:	/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: May 15, 2003

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

Date: May 15, 2003

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

/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certifications, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated May 15, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.