Form 10-Q
period 2003-06-30
BACKWEB TECHNOLOGIES LTD
filed 2003-08-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]     No [X]

     The registrant had 39,859,194 Ordinary Shares outstanding as of August 1, 2003.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2003

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,696	$18,272
Short-term investments	—	5,485
Trade accounts receivable, net	2,412	1,659
Other accounts receivable and prepaid expenses	836	1,523

Total current assets	21,944	26,939
Long-term investments and other long-term assets	372	1,387
Property and equipment, net	606	1,083

Total assets	$22,922	$29,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,833	$5,340
Deferred revenue	1,556	1,265

Total current liabilities	6,389	6,605
Accrued severance pay, net	103	114
Long-term deferred revenue	114	169
Shareholders’ equity:
Ordinary shares, nominal value NIS 0.03 per share; 150,067,830 shares authorized at June 30, 2003 and December 31, 2002; 39,854,194 and 39,772,254 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	150,878	150,867
Notes receivable from shareholders	(507)	(506)
Accumulated other comprehensive income (loss)	9	(22)
Accumulated deficit	(134,064)	(127,818)

Total shareholders’ equity	16,316	22,521

Total liabilities and shareholders’ equity	$22,922	$29,409

     Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

		(In thousands, except per share data)
		(Unaudited)
Revenue:
License	$733	$490	$1,468	$1,423
Service	732	1,301	1,524	2,679

Total revenue	1,465	1,791	2,992	4,102
Cost of revenue:
License	18	47	73	127
Service	264	919	485	1,978

Total cost of revenue	282	966	558	2,105

Gross profit	1,183	825	2,434	1,997
Operating expenses:
Research and development	1,160	1,833	2,328	3,560
Sales and marketing	1,609	2,911	3,397	6,096
General and administrative	1,034	1,195	2,026	2,571
Amortization of intellectual property and other intangible assets	—	783	—	1,566
Amortization of deferred stock compensation	—	162	—	216

Total operating expenses	3,803	6,884	7,751	14,009

Loss from operations	(2,620)	(6,059)	(5,317)	(12,012)

Finance and other income, net	12	519	71	820
Write-down of an equity investment	—	—	(1,000)	—

Net loss	$(2,608)	$(5,540)	$(6,246)	$(11,192)

Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.16)	$(0.29)

Weighted average number of shares used in computing basic and diluted net loss per share	39,853	39,151	39,813	38,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2003	2002

	Unaudited	Unaudited

	(In thousands)
Operating Activities
Net loss	$(6,246)	$(11,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	251
Amortization of intellectual property and other intangible assets	—	1,566
Amortization of deferred stock compensation and premium on investments	—	250
Depreciation	515	1,304
Loss on disposal of property and equipment	—	57
Write-down of an equity investment	1,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(753)	2,315
Other receivables, prepaid expenses, and other long-term assets	701	400
Accounts payable and accrued liabilities	(506)	(2,013)
Deferred revenue	237	(927)
Accrued severance pay, net	(12)	(42)

Net cash used in operating activities	(5,064)	(8,031)

Investing Activities
Purchases of property and equipment	(37)	(44)
Purchase of short-term investments	—	(6,656)
Proceeds from short-term investments	5,516	19,686

Net cash provided by investing activities	5,479	12,986

Financing Activities
Proceeds from issuance of ordinary shares, net	9	282

Net cash provided by financing activities	9	282

Net increase in cash and cash equivalents	424	5,237
Cash and cash equivalents at beginning of the period	18,272	17,209

Cash and cash equivalents at end of the period	$18,696	$22,446

Supplemental disclosure of non-cash investing and financing transactions
Exchange of Series E preferred stock to Ordinary Shares	$—	$3,454

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

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet at December 31, 2002 has been derived from audited financial statements at such date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

     The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     Revenue Recognition — To date, the Company has derived its revenue from license fees for its products, maintenance, training, and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers, and OEMs.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Revenue from software license agreements is recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. The Company defines each of these four criteria as follows:

          -Persuasive evidence of an arrangement exists. It is the Company’s practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with the Company.

          - Delivery has occurred. Physical delivery of the Company’s product is considered to have occurred upon the shipment of the product. Occasionally, product is delivered electronically. Electronic delivery is deemed to have occurred after customers have been provided with access codes that allow them to take immediate possession of the software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

          -The fee is fixed or determinable. It is the Company’s policy to not provide customers the right to a refund of any portion of their license fees paid. The Company may agree to extend payment terms with a customer based on the collection history of the customer. Arrangements with payment terms extending beyond the Company’s customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized when payments are within ninety (90) days of becoming due and payable.

          -Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable, revenue is recognized as cash is collected.

     The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of each element. The Company’s determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately by the Company. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that the Company has sufficient VSOE to allocate revenue to maintenance and support service, professional consulting, and training. The Company sells its consulting services and training separately and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the rates on the price lists for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

     The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses and multi-year term licenses upon delivery. For term licenses with a contract period of one year or less, revenue arising is recognized ratably on a monthly basis.

     The Company derives revenue primarily from software license fees paid by corporate customers and resellers, and from royalty fees from OEMs earned upon delivery of products. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right to use the Company’s products.

     Service revenue is derived from consulting services, post-contract customer support, and training. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenue from certain fixed-price contracts is recognized on the percentage-of-completion basis in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. Actual results could differ from those estimates, and, as a result, future gross margin on such contracts may be more or less than anticipated. Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on an if-and-when-available basis. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year), and training and other service revenue is recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

     Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

     Net Loss Per Share — Basic and diluted net loss per share have been computed using the weighted average number of Ordinary Shares outstanding during the applicable period. Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus dilutive potential Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 7,697,389 and 10,733,511 at June 30, 2003 and June 30, 2002, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(2,608)	$(5,540)	$(6,246)	$(11,192)

Basic and diluted:
Weighted-average shares	39,853	39,216	39,813	39,008
Less weighted-average shares subject to forfeiture	—	(65)	—	(77)

Weighted average number of shares used in computing basic and diluted net loss per share	39,853	39,151	39,813	38,931

Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.16)	$(0.29)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(2,608)	$(5,540)	$(6,246)	$(11,192)
Change in net unrealized gain (loss) on investments	(22)	(75)	9	(253)
Change in unrealized gain on forward contracts	86	45	74	45

Total comprehensive loss	$(2,544)	$(5,570)	$(6,163)	$(11,400)

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

     Pro forma information regarding the Company’s net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123.

The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	June 30,	June 30,
	2003	2002

	Unaudited	Unaudited
Risk-free interest rates	2.5%	4.9%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	132%	83%

Pro forma information under SFAS 123, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited
Net loss as reported	$(2,608)	$(5,540)	$(6,246)	$(11,192)
Stock based expense reported in net loss	—	162	—	216
Stock based compensation expense determined under the fair value method	(646)	(232)	(1,313)	(1,938)

Net loss	$(3,254)	$(5,610)	$(7,559)	$(12,914)

Basic and diluted net loss per share	$(0.08)	$(0.14)	$(0.19)	$(0.33)

     Reclassification — Certain prior year amounts have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect that SFAS 149 will have a material impact on its current financial position or results of operation.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standards, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS 150 will have a material impact on its current financial position or results of operations.

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

     In the three-months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1.0 million had suffered an other-than temporary decline in fair value. Accordingly, in the three-months ended March 31, 2003, the Company recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets. As of June 30, 2003, there was no remaining investment on the balance sheet related to these investments.

Note 3. Contingencies

Litigation

     BackWeb, six of the Company’s officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has been set. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

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

Note 4. Restructuring Liabilities

     On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three-months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases, and impairment of fixed assets as a result of employee terminations and office consolidation. The Company recorded a charge of $4.7 million, of which approximately $1.0 million remained in accrued liabilities as of June 30, 2003. Of this accrual, approximately $650,000 is related to cancellation of office leases and $200,000 is related to employee severances. The Company expects to pay the balance related to this accrual during 2003.

     As part of the restructuring plan, the Company entered into negotiations with its various landlords to renegotiate its lease obligations. The Company has reached agreement in principle with its landlord in San Jose, California, whereby it may be able to mitigate its lease obligations by, among other things, buying out certain of its obligations, subletting space, reducing rent, or a combination of these actions. The Company reached an agreement with its landlord in Ramat Gan, Israel, whereby it was able to mitigate its lease obligations by subletting certain of its space at that facility.

Note 5. Segments and Geographic Information

     BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	Unaudited		Unaudited
Revenue:
North America	$1,071	$756	$2,051	$2,006
Israel	175	860	352	1,589
Europe	219	175	589	507

	$1,465	$1,791	$2,992	$4,102

	June 30,	December 31,
	2003	2002

	Unaudited

Long-lived assets:
North America	$377	$704
Israel	210	1,351
Other	19	28

	$606	$2,083

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe are all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One OEM accounted for $750,000, or 42% of our total revenue in the three-months ended June 30, 2002. That same OEM accounted for $1.3 million, or 31% of our total revenue in the six-months ended June 30, 2002. No customer accounted for more than 10% of our total revenue in the three- or six-months ended June 30, 2003.

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

Overview

     BackWeb provides offline Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. Our products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications.

     The BackWeb® ProactivePortal® Server is designed to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, which helps increase usage of the portal and critical communications, which can increase companies’ return on investment from their enterprise portals. Our BackWeb e-Accelerator™ application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. This enables sales and service organizations, partners and resellers, and call centers using our products to collect and distribute up-to-date, key data to customers, partners, and employees, enabling users to interact with the data through alerts and notification features. Our core infrastructure software, BackWeb Foundation™, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

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

     Revenue Recognition

     We derive our revenue from licensing of our products, and by providing maintenance service, customer training, and consulting services. We generally sell our products through our direct sales force and, indirectly, though resellers and OEMs. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.

     We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position “SOP”) 97-2, “Software Revenue Recognition,” as amended. Revenue from software license agreements is recognized when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. We define each of these four criteria as follows:

          - Persuasive evidence of an arrangement exists. It is our practice to have a written contract, which is signed by both the customer and us, or a purchase order from those customers who have either previously negotiated a standard license arrangement with us.

          - Delivery has occurred. Physical delivery of our product is considered to have occurred upon the shipment of the product. Occasionally, product is delivered electronically. Electronic delivery is deemed to have occurred after customers have been provided with access codes that allow them to take immediate possession of the software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

          - The fee is fixed or determinable. It is our policy to not provide customers the right to a refund of any portion of their license fees paid. We may agree to extend payment terms with a customer based on the collection history of the customer. Arrangements with payment terms extending beyond our customary payment terms are considered not to be fixed or determinable, and revenue from such arrangements is recognized when payments are within ninety (90) days of becoming due and payable.

          - Collectibility is probable. Collectibility is assessed on a customer-by-customer basis. We typically sell to customers for whom there is a history of successful collection. New customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If we determine from the outset of an arrangement that collectibility is not probable, revenue is recognized as cash is collected.

     We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of each element. Our determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately by us. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and support service, professional consulting and training. We sell our consulting services and training separately and have established VSOE on this basis. VSOE for maintenance and support is determined based upon the rates on the price lists for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses are recognized upon delivery using the residual method in accordance with SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

     We license our products on a perpetual and on a term basis. We recognize license revenue arising from the sale of perpetual licenses and multi-year term licenses upon delivery. For term licenses with a contract period of one year or less, revenue arising is recognized ratably on a monthly basis.

     We derive revenue primarily from software license fees paid by corporate customers and resellers, and from royalty fees from OEMs earned upon delivery of products. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to us by the OEM after delivery of the related products. In addition, royalty revenue can arise from the right to use our products.

Service revenue is derived from consulting services, post-contract customer support, and training. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenue from certain fixed-price contracts is recognized on the percentage-of-completion basis in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” which involves the use of estimates. Actual results could differ from those estimates, and, as a result, future gross margin on such contracts may be more or less than anticipated. Software maintenance agreements provide technical support and the right to unspecified enhancements and upgrades on an if-and-when-available basis. Post-contract customer support revenue are recognized ratably over the term of the support period (generally one year), and training and other service revenue are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenue.

     Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Estimating Valuation Allowances and Accrued Liabilities, Including the Trade Receivable Allowance for Doubtful Debts

     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which they belong, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when in the judgment of management, the receivable is still collectible. Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities, which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. A discussion of our outstanding material litigation is contained in Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

Review of Equity Investments for Impairment

     We have made equity investments in other companies that we believed were in the best interests of the Company and its strategic objectives. Our executive management and Board of Directors approve investments before they are executed. Generally, management designates an executive staff member to either serve on the Board of Directors of the company in which we invested as a voting member or as an observer. This process assists management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process, while based on reasonably objective evidence supplied by the company in which we invested, is combined with analysis of general economic trends and indicators. During 2001, management carried out such reviews and accounted for an impairment charge against one of our equity investments for $2.5 million. Management reviews during 2002 demonstrated that no further impairment provisions were required against other equity investments. During the three-months ended March 31, 2003, we reviewed the equity investments for impairment and determined that the decline in fair value was other-than temporary and, as a result, a further impairment charge of $1.0 million was taken against the remaining carrying value of the investments. As of June 30, 2003, there was no remaining investment on the balance sheet related to these investments.

Forward Exchange Contracts

     We participate in hedging certain forecasted committed expenses that are payable in New Israeli Shekels, or NIS, to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. The contracts are generally monthly and timed to mature when we incur most of our expenses in NIS, which are primarily payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement.

     Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires that all derivatives be recorded on the balance sheet at fair value. Such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness at least quarterly. If the derivative meets the definition of a hedge, and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings. All amounts accumulated in Other Comprehensive Income at June 30, 2003 will be reclassified to earnings when the forecasted expense underlying the forward contract has been made.

Results of Operations

     We derive revenue from license, maintenance, consulting, and training services for the BackWeb Foundation, BackWeb e-Accelerator and BackWeb ProactivePortal product suites. Total revenue for the three-months ended June 30, 2003 was approximately

$1.5 million, a decrease of approximately $300,000, or 17%, as compared to total revenue for the three-months ended June 30, 2002 of $1.8 million. Total revenue for the six-months ended June 30, 2003 was $3.0 million, a decrease of approximately $1.1 million, or 27%, from $4.1 million in the six-months ended June 30, 2002. The primary reason for the decrease in total revenue related to the release of our Proactive Portal solution in mid-2002, and the resulting decline in maintenance renewals for our legacy products.

     License revenue was approximately $730,000, or 50% of total revenue, in the three-months ended June 30, 2003 compared to $490,000, or 27% of total revenue, in the three-months ended June 30, 2002. This increase in revenue is attributable to our efforts to market our new product, the BackWeb ProactivePortal Server. As a result, we added five new customers to our base during the three-months ended June 30, 2003, as compared with three new customers in the three-months ended June 30, 2002. The increase in license revenue from increased sales of our BackWeb ProactivePortal Server was partially offset by lower sales of our legacy products. We expect that sales of our ProactivePortal Server will account for a growing percentage of our license revenue in future periods as compared with legacy products. License revenue was $1.5 million, or 49% of total revenue, in the six-months ended June 30, 2003 compared to $1.4 million, or 35% of total revenue, in the six-months ended June 30, 2002.

     Service revenue was approximately $730,000, or 50% of total revenue, in the three-months ended June 30, 2003 compared to $1.3 million or 73% of total revenue, in the three-months ended June 30, 2002. Service revenue was $1.5 million, or 51% of total revenue, in the six-months ended June 30, 2003 compared to $2.7 million, or 65%, of total revenue in the six-months ended June 30, 2002. The decrease in service revenue was primarily due to a reduction in maintenance revenue as a result of the expiration of a major OEM contract and the decline of maintenance renewals associated with legacy products.

     One OEM accounted for $750,000, or 42% of total revenue, in the three-months ended June 30, 2002. That same OEM accounted for $1.3 million, or 31% of total revenue, in the six-months ended June 30, 2002. No customer accounted for more than 10% of our total revenue in the three- or six-months ended June 30, 2003.

Cost of Revenue

     Total cost of revenue was approximately $282,000, or 19% of total revenue, for the three-months ended June 30, 2003 compared to $966,000, or 54% of total revenue, for the three-months ended June 30, 2002. Total cost of revenue was approximately $558,000, or 19% of total revenue, for the six-months ended June 30, 2003 compared to $2.1 million, or 51% of total revenue, for the six-months ended June 30, 2002.

     Cost of license revenue consists primarily of expenses related to media production, packaging of products and royalties payable to third-party vendors whose products we integrate into ours. Cost of license revenue was approximately $18,000, or 2% of license revenue, for the three-months ended June 30, 2003, compared to $47,000, or 10% of license revenue, for the three-months ended June 30, 2002. Cost of license revenue was approximately $73,000, or 5% of license revenue, for the six-months ended June 30, 2003, compared to $127,000, or 9% of license revenue, for the six-months ended June 30, 2002. The reduction of cost of license revenue as a percentage of license revenue is related to lower volume of license sales relating to OEM vendors resulting in a decrease in royalty payables.

     Cost of service revenue consists primarily of expenses related to salaries and expenses of our professional service organization, including related expenses of BackWeb consultants that aid in the implementation of our product as well as technical support. Cost of service revenue was $264,000, or 36% of service revenue, in the three-months ended June 30, 2003, compared to $919,000, or 71% of service revenue, in the three-months ended June 30, 2002. Cost of service revenue was $485,000, or 32% of service revenue, in the six-months ended June 30, 2003, compared to $2.0 million, or 74% of service revenue, in the six-months ended June 30, 2002. The decrease in cost of service revenue was primarily due to the reduced level of payroll and related overhead expenses in the consulting and tech support departments that resulted from the reorganizations that we implemented in both 2002 and 2001. These reductions affected the mix of services revenue, increasing the proportion of higher margin maintenance revenue as compared to lower margin consulting services revenue.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel, equipment, and supply costs for our development efforts located in Israel. These expenses are charged to operations as incurred. Research and development expenses were $1.2 million, or 79% of total revenue, in the three-months ended June 30, 2003, compared to $1.8 million, or 102% of total revenue, in the three-months ended June 30, 2002. Research and development expenses were $2.3 million, or 78% of total revenue, in the six-months ended June 30, 2003, compared to $3.6 million, or 87% of total revenue, in the three-months ended June 30, 2002. The decrease in research and development expenses was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the research and development organization fell from 64 on June 30, 2002 to 37 on June 30, 2003. We expect research and development expenses as a percentage of total revenues to remain relatively flat in future periods, subject to fluctuations in the exchange rate between the NIS and the U.S. dollar.

Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expense. As of June 30, 2003, we had sales offices located in the United States and Europe. Sales and marketing expenses were $1.6 million, or 110% of total revenue, for the three-months ended June 30, 2003, compared to $2.9 million, or 163% of total revenue, in the three-months ended June 30, 2002. Sales and marketing expenses were $3.4 million, or 114% of total revenue, for the six-months ended June 30, 2003, compared to $6.1 million, or 149% of total revenue, in the six-months ended June 30, 2002. The decrease in sales and marketing expenses was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the sales and marketing organization fell from 60 on June 30, 2002 to 43 on June 30, 2003. We expect sales and marketing expenses to decrease slightly in future periods as we continue to identify cost savings measures, with the exception of sales commissions, which vary proportionately with revenue.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions including finance, accounting, general management, human resources, information services, legal, and provision for bad and doubtful accounts. General and administrative expenses were $1.0 million, or 71% of total revenue, in the three-months ended June 30, 2003, compared to $1.2 million, or 67% of total revenue, in the three-months ended June 30, 2002. General and administrative expenses were $2.0 million, or 68% of total revenue, in the six-months ended June 30, 2003, compared to $2.6 million, or 63% of total revenue, in the three-months ended June 30, 2002. The decrease in general and administrative expense was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the general and administrative organization fell from 30 on June 30, 2002 to 20 on June 30, 2003. The decrease in general and administrative expenses was partially offset by incremental expenses associated with the liquidation of discontinued foreign entities. We expect general and administrative expenses to decrease as a percentage of total revenue in future periods related to the winding up of discontinued operations, subject to the increased costs of running and maintaining a public company.

Amortization of Intellectual Property, Other Intangible Assets and Deferred Stock Compensation

     Amortization of intellectual property, other intangible assets and deferred stock compensation is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. (“Mobix”) in June 2000 and due to deferred stock compensation recognized in 1999. Intellectual property and other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally two to two and one-half years. During 2002, we concluded that it was unlikely that we would realize any future value from the wireless technology that we acquired from Mobix and, therefore, we wrote-off the remaining carrying value of these intangibles during the three-months ended September 30, 2002. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method and was fully amortized during 2002. There was no amortization expense for the six-months ended June 30, 2003. Accordingly, there was no amortization of intellectual property or other tangible assets for the six-months ended June 30, 2003.

Finance and Other Income, Net

     Finance and other income, net includes interest income earned on our cash, cash equivalents, and short-term investments, offset by interest expense. Finance and other income, net also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. Finance and other income, net was approximately $12,000, or 1% of total revenue, for the three-months ended June 30, 2003, compared to $519,000, or 29% of total revenue, in the three-months ended June 30, 2002. Finance and other income, net was approximately $71,000, or 2% of total revenue, for the six-months ended June 30, 2003, compared to $820,000, or 20% of total revenue, in the three-months ended June 30, 2002. The decrease in finance and other income was primarily due to the decrease of cash and cash equivalents available for investment and lower interest rates available on cash and cash equivalent investments, as well as negative effects of foreign exchange related to the devaluation of the U. S. dollar.

Write-Down of Equity Investments

     We invested $3.5 million during 2000 and 2001 in certain development companies in Internet-centric businesses in which we believed we had a significant strategic interest. However, due to the continued economic slowdown and the significant decline in capital available to, and in the valuation of, the privately funded Internet-centric businesses, we believed that a portion of these investments became impaired during 2001 and recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what we considered to be a fair value.

     In the three-months ended March 31, 2003, we concluded that the balance of these investments in the amount of $1.0 million had suffered an other than temporary decline in fair value. Accordingly, in the three-months ended March 31, 2003, we recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets. As of June 30, 2003, there was no remaining investment on the balance sheet related to these investments.

Liquidity and Capital Resources

     As of June 30, 2003, we had $18.7 million of cash, cash equivalents, and short-term investments, as compared to $23.8 million as of December 31, 2002.

     Net cash used in operating activities was $5.1 million for the six-months ended June 30, 2003, compared to $8.0 million for the six-months ended June 30 2002, and was primarily used for funding our ongoing operational needs. Cash provided by investing activities was $5.5 million for the six-months ended June 30, 2003, compared to $13.0 million for the six-months ended June 30, 2002, which in each period was due to the sale of short-term investments. Cash provided by financing activities was $9,000 for the six-months ended June 30, 2003, compared to $282,000 for the six-month period ended June 30, 2002, and consisted primarily of proceeds from the issuance of Ordinary Shares under our employee stock purchase plan.

     As of June 30, 2003, we had no material commitments for capital expenditures. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the BackWeb ProactivePortal Server, if we fail to develop key strategic relationships, or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or debt securities, which could dilute our existing shareholders’ interests. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures, or grow our business.

     We lease our office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2003	$1,467
2004	2,682
2005	2,614
2006	2,655
2007	211

$9,629

     On September 30, 2002, we announced a restructuring plan, which was implemented in the three-months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases, and impairment of fixed assets as a result of employee terminations and office consolidation. We recorded a charge of $4.7 million, of which approximately $1.0 million remained in accrued liabilities as of June 30, 2003. Of this accrual, approximately $650,000 is related to cancellation of office leases and $200,000 is related to employee severances. We expect to pay the balance related to this accrual during 2003.

     As part of the restructuring plan, we entered into negotiations with its various landlords to renegotiate its lease obligations. We reached an agreement with our landlord in Ramat Gan, Israel, whereby we were able to mitigate our lease obligations by subletting certain of our space at that facility. We also reached agreement in principle with our landlord in San Jose, California, whereby we may be able to mitigate our lease obligations by, among other things, buying out certain of our obligations, and reducing rent. If the agreement in principle with our landlord in San Jose, California, is completed, then future rental payments on a fiscal year basis under our operating leases with initial terms in excess of one year would be as follows (in thousands):

2003	$667
2004	934
2005	966
2006	903
2007	65

$3,535

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

Our business is difficult to evaluate because our operating history is limited, and we have changed our strategic focus and repositioned our product line.

     We have a limited operating history generally and an even more limited history operating our business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we re-positioned our products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated very limited revenue from our new strategic and product focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating revenue from licensing our new products, particularly our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses.

     We have not achieved profitability and expect to continue to incur net losses through at least the end of 2003. We incurred net losses of $5.5 million for the six-months ended June 30, 2003, approximately $24.9 million for the year ended December 31, 2002, $34.7 million for the year ended December 31, 2001, and $19.2 million for the year ended December 31, 2000. As of June 30, 2003, we had an accumulated deficit of $134.1 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses during 2003. As a result, we will need to generate significant revenue to achieve and maintain profitability.

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

We rely increasingly on our direct sales force for revenue generation.

     Until recently, we had expected revenue to be generated increasingly through or by our various strategic partners or relationships and our business plans and budgets reflected such expectations. However, in the six months ended June 30, 2003, we have not generated significant revenue from our strategic reseller relationships. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products, and this may slow our achievement of our business plans and attainment of revenue goals.

Failure to develop key strategic relationships could limit our growth.

     We believe that our success in penetrating our target markets depends significantly on our ability to develop and maintain strategic relationships with portal framework vendors, key independent software vendors, resellers, distribution partners, and customers. Because we expect to generate a portion of our revenue from sales through these relationships, if we fail to develop our existing strategic partnerships and enter into new strategic partnerships, our growth would likely be limited. We do not know if our existing or any future strategic partnerships will prove to be successful relationships or if we will derive material revenue from them. In the six-month period ended June 30, 2003, our existing strategic reseller relationships did not generate revenue as expected. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our partners and potential partners are actively evaluating and may be developing their own offline solutions which could be competitive with or replace our ProactivePortal technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue.

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

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We have signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. For the six-months ended June 30, 2003, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future. The failure to derive significant revenue from this agreement could adversely affect our business.

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

     In addition, as we have introduced new versions of our products or new products, such as our ProactivePortal Server, we have experienced a decline in licensing revenue generated from our older products, such as Foundation and e-Accelerator, and we anticipate future declines in licensing revenue from these products. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends, in large part, on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue will decline significantly. Further, some of our customers are telecommunications or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the current national and global economic slowdown. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline, which would likely materially and adversely affect our revenue, operating results and stock price.

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

     Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as wireless, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, pose a competitive challenge. In addition, other companies, including some of our partners, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.

Our inability to integrate our products with other third-party software could adversely affect market acceptance of our products.

     Our ability to compete successfully depends on the continued compatibility and interoperability of our products with products and systems sold by various third parties, such as portal framework vendors. Currently, these vendors have open applications program interfaces, which facilitate our ability to integrate with their systems. These vendors have also been willing to license to us rights to build integrations to their products and use their development tools. If any one of them were to close their programs’ interfaces or fail to grant us necessary licenses, our ability to provide a close integration of our products could become more difficult and could delay or prevent our products’ integration with future systems.

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

     In addition, our products may face competition from operating system software providers, which may elect to incorporate similar technology into their own products.

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

     The use of our products by our customers often requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of fiscal 2003, we expect a greater number of deployments of our ProactivePortal Server solution by customers and will be experiencing actual commercial use and implementation of that product. Implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results.

     We generally recognize license revenue when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable, and collection of the fee is probable. If an arrangement requires acceptance testing or specialized professional services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for specialized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.

     To date, our customers have typically taken a long time to evaluate our products before making their purchase decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our ProactivePortal solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans in order to reduce our operating costs.

     As a result of the economic slowdown, in the third quarter of 2002, we announced a restructuring plan to reduce our operating costs to match the current business environment, which was implemented in the fourth quarter of 2002. We also previously implemented a restructuring plan in July 2001. If we do not meet our restructuring objectives or if the economic slowdown continues, we may have to implement additional plans to reduce our operating costs, which could cause us to incur additional restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products. Moreover, as a result of the restructuring, we have excess office space and are negotiating to restructure our leases for our main offices in San Jose, California and Ramat Gan, Israel. In Ramat Gan, we have concluded a sublease of part of our space. In San Jose, we have reached an agreement in principle with our landlord to restructure our lease. However, we cannot assure you that we will be able to execute definitive agreements embodying this agreement in principle. If we are not successful in executing such agreements, continuing lease obligations could have an adverse effect on our ongoing efforts to reduce costs.

We may experience tax liabilities in connection with the liquidation of wholly owned subsidiaries that have ceased trading.

     As a result of the restructuring plans we announced on July 1, 2001 and September 30, 2002, we ceased commercial operations of the following subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies G.m.b.H., BackWeb Technologies S.a.r.l., BackWeb Technologies A.B., BackWeb Canada Inc., and BackWeb K.K. Ltd. We have decided to liquidate these companies in order to further streamline our operations and to simplify our legal entity structure. We cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might be required to pay significant taxes and penalties, which could adversely affect our cash balances and results of operations.

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

     Revenue from customers outside the United States represented approximately $971,000, or 32% of our total revenue, for the six-months ended June 30, 2003, and $2.9 million, or 46% of our total revenue, for the year-ended December 31, 2002. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

     Our products are used to transmit information through the Internet. Our products could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data, or computer viruses to end users in the course of delivery. Any such transmission could damage our reputation or could give rise to legal claims against us. We are currently experiencing unfounded claims that our technology is a form of spyware and are actively engaged in challenging such baseless accusations. We could spend a significant amount of time and money pursuing or defending legal claims.

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

     We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. We cannot predict the effect on BackWeb of an increase in the degree of violence by Palestinians against Israel or of any possible military action elsewhere in the Middle East. If Israel’s economy is impaired by a high inflation rate or if the timing of the devaluation of the NIS against the U.S. dollar were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.

     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past. The expiration date currently is December 31, 2003, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after December 2003 or that the benefits will be continued in the future at their current levels or at any level.

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

     On January 1, 2003, a comprehensive tax reform took effect in Israel. We have performed an initial analysis of the likely implications of the new tax reform legislation on our results of operations. Our initial evaluation concluded that the impact of the tax reform on both our corporate and income tax framework would not have a material effect on our results and operations. This initial evaluation was based, in part, on the assumptions that there will be no expansion of the BackWeb group of companies beyond the countries in which we already operate and that we will remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.

Our results of operations may be negatively affected by the obligation of key personnel to perform military service.

     Certain of our officers and employees are currently obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called for active military duty at any time. Although we have operated effectively under these requirements since our inception, we cannot predict the effect these obligations will have on us in the future. Our operations could be disrupted by the absence, for a significant period, of one or more of our officers or key employees due to military service. Such military requirement could be increased in the event of war or military action involving Israel.

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

     On August 13, 2002, we received a letter from The Nasdaq Listing Qualifications Staff (the “Staff”) advising us that our Ordinary Shares had been trading below the $1.00 per share requirement for continued inclusion on The Nasdaq National Market and that we had not regained compliance with this requirement during the previous ninety days. As a result, the Staff advised us that it would delist our Ordinary Shares from The Nasdaq National Market at the opening of business on August 21, 2002 unless we applied to transfer our securities to The Nasdaq SmallCap Market or requested a hearing to appeal the Staff’s determination to a Listing Qualification Panel. We initially requested a hearing to appeal the Staff’s determination to a Listing Qualifications Panel. Subsequently, we applied to transfer our Ordinary Shares to The Nasdaq SmallCap Market. That application was approved and our Ordinary Shares began trading on The Nasdaq SmallCap Market on September 23, 2002. We have met the initial and continued listing criteria for The Nasdaq SmallCap Market as a foreign company and will remain eligible to be quoted on The Nasdaq SmallCap Market, subject to our compliance with the continued listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on The Nasdaq SmallCap Market. Delisting could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. This situation would be exacerbated if we were unable to obtain listing on another market or exchange, as this would likely make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our Ordinary Shares. Not maintaining a listing on a major stock market may:

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 29.65% of our outstanding Ordinary Shares as of June 30, 2003. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in Israel and sell them in the U.S., Canada, Europe, and Israel. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

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

     At June 30, 2003, the Company had three forward contracts outstanding, the aggregate amount of which is set forth in the following table:

			Average Exchange
NIS Value	Year of Maturity	U.S. $ Value	Rate

NIS 3,963,900	2003	$900,000	4.40433

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

     Our Chief Executive Officer and Chief Financial Officer carried out an evaluation, in conjunction with our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2003, the end of the period covered by this report. During the quarter ended June 30, 2003, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court.

     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations or the price of our Ordinary Shares.

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

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the shareholders during the second quarter of fiscal year 2003, ended June 30, 2003.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated August 14, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

     (b)  Reports on Form 8-K

     On April 30, 2003, we furnished a report under Item 12 of Form 8-K regarding a press release issued by us on that date announcing results for the period ended March 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

By:	/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: August 14, 2003

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated August 14, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.