Form 10-Q
period 2003-09-30
BACKWEB TECHNOLOGIES LTD
filed 2003-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 000-26241

BackWeb Technologies Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel (State or Other Jurisdiction of Incorporation or Organization)	51-2198508 (I.R.S. Employer Identification Number)

3 Abba Hillel Street, Ramat-Gan, Israel (Address of Principal Executive Offices)	52136 (Zip Code)

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

     The registrant had 40,545,974 Ordinary Shares outstanding as of November 10, 2003.

BACKWEB TECHNOLOGIES LTD.

QUARTERLY REPORT ON FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, as they involve many risks and uncertainties. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors” and elsewhere, as well as in our most recent Annual Report on Form 10-K on file with the SEC. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company, or any other person, that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date of this Report. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,003	$18,272
Short-term investments	—	5,485
Trade accounts receivable, net	1,822	1,659
Other accounts receivable and prepaid expenses	1,071	1,523

Total current assets	19,896	26,939
Long-term investments and other long-term assets	347	1,387
Property and equipment, net	418	1,083

Total assets	$20,661	$29,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,324	$5,340
Deferred revenue	1,110	1,265

Total current liabilities	6,434	6,605
Long-term liabilities	108	283
Shareholders’ equity:
Ordinary Shares, nominal value NIS 0.03 per share; 150,067,830 shares authorized at September 30, 2003 and December 31, 2002; 39,985,414 and 39,772,254 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	151,170	150,867
Notes receivable from shareholders	(506)	(506)
Accumulated other comprehensive income (loss)	9	(22)
Accumulated deficit	(136,554)	(127,818)

Total shareholders’ equity	14,119	22,521

Total liabilities and shareholders’ equity	$20,661	$29,409

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue:
License	$911	$148	$2,379	$1,571
Service	843	754	2,367	3,433

Total revenue	1,754	902	4,746	5,004
Cost of revenue:
License	29	46	102	173
Service	239	813	724	2,791

Total cost of revenue	268	859	826	2,964

Gross profit	1,486	43	3,920	2,040
Operating expenses:
Research and development	1,181	1,438	3,509	4,998
Sales and marketing	1,454	2,505	4,851	8,601
General and administrative	1,297	1,226	3,323	3,797
Restructuring charge	—	4,678	—	4,678
Write-off of intellectual property and other intangibles	—	1,764	—	1,764
Amortization of other intangibles and deferred stock compensation	—	—	—	1,782
Total operating expenses	3,932	11,611	11,683	25,620

Loss from operations	(2,446)	(11,568)	(7,763)	(23,580)

Finance and other income, net	(44)	268	27	1,088
Write-down of an equity investment	—	—	(1,000)	—

Net loss	$(2,490)	$(11,300)	$(8,736)	$(22,492)

Basic and diluted net loss per share	$(0.06)	$(0.29)	$(0.22)	$(0.57)

Weighted average number of shares used in computing basic and diluted net loss per share	39,985	39,512	39,871	39,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Operating Activities
Net loss	$(8,736)	$(22,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad and doubtful debts	—	205
Amortization of intellectual property and other intangible assets	—	1,566
Write-off of intellectual property and other intangibles	—	1,764
Amortization of deferred stock compensation and premium of investments	—	265
Depreciation	749	1,933
Loss on disposal of property and equipment	—	57
Forgiveness of shareholder note receivable	—	221
Write-down of an equity investment	1,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(163)	2,278
Other accounts receivable, prepaid expenses, and other long-term assets	491	29
Accounts payable and accrued liabilities	(15)	1,829
Deferred revenue	(215)	(1,089)
Accrued severance pay, net	(114)	(50)

Net cash used in operating activities	(7,003)	(13,484)

Investing Activities
Purchases of property and equipment	(83)	(51)
Purchase of short-term investments	—	(6,656)
Proceeds from short-term investments	5,516	22,686

Net cash provided by investing activities	5,433	15,979

Financing Activities
Proceeds from issuance of Ordinary Shares, net	301	298

Net cash provided by financing activities	316	298

Net increase in cash and cash equivalents	(1,269)	2,793
Cash and cash equivalents at beginning of the period	18,272	17,209

Cash and cash equivalents at end of the period	$17,003	$20,002

Supplemental disclosure of noncash investing and financing transactions
Exchange of Series E preferred stock to Ordinary Shares	$—	$3,454

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of Web infrastructure software and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. BackWeb sells its products primarily to end users in a variety of industries, including high technology manufacturing, pharmaceutical, financial services and insurance, telecommunications, entertainment and media, and government, through its direct sales force, resellers, and OEMs.

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. The balance sheet at December 31, 2002 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

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

     Revenue from software license agreements is recognized when all of the following criteria are met as set forth in SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. The Company does not generally grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training, and consulting services) is determined based on the price charged for the undelivered element when sold separately.

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

     Net Loss Per Share — Basic and diluted net loss per share have been computed using the weighted average number of Ordinary Shares outstanding during the applicable period. Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus dilutive potential Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 6,705,762 and 10,560,614 at September 30, 2003 and September 30, 2002, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(2,490)	$(11,300)	$(8,736)	$(22,492)

Basic and diluted:
Weighted-average shares	39,985	39,556	39,871	39,288
Less weighted-average shares subject to forfeiture	—	(44)	—	(66)

Weighted average number of shares used in computing basic and diluted net loss per share	39,985	39,512	39,871	39,222

Basic and diluted net loss per share	$(0.06)	$(0.29)	$(0.22)	$(0.57)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss	$(2,490)	$(11,300)	$(8,736)	$(22,492)
Change in net unrealized gain(loss) on investments	(—)	(76)	—	(329)
Change in unrealized gain on forward contracts	(—)	(49)	31	(3)
Total comprehensive loss	$(2,490)	$(11,425)	$(8,705)	$(22,824)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	September 30,	September 30,
	2003	2002

	Unaudited	Unaudited

Risk-free interest rates	2.9%	2.6%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	132%	99%

Pro forma information under SFAS 123, is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	Unaudited	Unaudited	Unaudited	Unaudited

Net loss as reported	$(2,490)	$(11,300)	$(8,736)	$(22,492)

Stock based expense reported in net loss	—	—	—	216
Stock based compensation expense determined under the fair value method	(382)	(1,422)	(1,694)	(3,360)

Net loss	$(2,872)	$(12,722)	$(10,430)	$(25,636)

Basic and diluted net loss per share	$(0.07)	$(0.32)	$(0.26)	$(0.65)

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

Note 2. Write-Down of Equity Investments

     The Company invested $3.5 million during 2000 and 2001 in certain development companies in Internet-centric businesses in which the Company believed it had a significant strategic interest. However, due to an extended economic slowdown and the significant decline in capital available to, and in the valuation of, the privately funded Internet-centric businesses, the Company believed that a portion of these investments became impaired during 2001 and recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what the Company considered to be a fair value.

     In the three-months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1 million was impaired, and the decline in fair value was other-than-temporary. Accordingly, in the three-months ended March 31, 2003, the Company recorded a charge of $1 million to reflect the impairment to the carrying value of these assets. As of September 30, 2003, there were no remaining amounts on the balance sheet related to these investments.

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

Note 4. Restructuring Liabilities

     On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three-months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases, and impairment of fixed assets as a result of employee terminations and office consolidation. The Company recorded a charge of $4.7 million, of which approximately $1 million remained in accrued liabilities as of September 30, 2003. Of this accrual, approximately $650,000 is related to cancellation of office leases and $200,000 is related to employee severances. The Company expects to pay the balance related to this accrual during the fourth quarter of 2003.

     As part of the restructuring plan, the Company entered into negotiations with its various landlords to renegotiate its lease obligations. The Company has reached agreement with its landlord in San Jose, California, whereby it may be able to mitigate its lease obligations by, among other things, buying out certain of its obligations, subletting space, reducing rent, or a combination of these actions. The Company reached an agreement with its landlord in Ramat Gan, Israel, whereby it was able to mitigate its lease obligations by subletting certain of its space at that facility.

Note 5. Segments and Geographic Information

     BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	Unaudited		Unaudited
Revenue:
North America	$1,151	$595	$3,202	$2,601
Israel	408	79	760	1,668
Europe	195	228	784	735

	$1,754	$902	$4,746	$5,004

	September 30,	December 31,
	2003	2002

	Unaudited

Long-lived assets:
North America	$282	$704
Israel	136	1,351
Europe	—	28

	$418	$2,083

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One OEM accounted for $1.3 million, or 25% of our total revenue in the nine-months ended September 30, 2002. No customer accounted for more than 10% of our total revenue in the nine-months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein, as well as the “Risk Factors” section that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Report.

Overview

     BackWeb provides offline Web infrastructure and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. Our products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications.

     The BackWeb® ProactivePortal® Server is designed to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, which helps increase usage of the portal and critical communications, thereby increasing companies’ return on investment from their enterprise portals. (Subsequent to the quarter end, the BackWeb ProactivePortal Server was renamed. The product is now called the BackWeb Offline Access ServerTM. For purposes of this Report, we refer to the name by which the product was known in the three-months ended September 30, 2003.) Our BackWeb e-Accelerator™ application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. This enables sales and service organizations, partners and resellers, and call centers using our products to collect and distribute up-to-date, key data to customers, partners, and employees, enabling users to interact with the data through alerts and notification features. Our core infrastructure software, BackWeb Foundation™, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

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

     Revenue from software license agreements is recognized when all of the following criteria are met as set forth in SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. The Company does not generally grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training, and consulting services) is determined based on the price charged for the undelivered element when sold separately.

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

     Service revenue is primarily comprised of revenue from standard maintenance agreements, consulting and training fees. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and defers this over the contractual maintenance period for revenue recognition purposes. It is optional whether a customer chooses to buy a maintenance contract. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services are billed on a per session basis. The Company recognizes service revenue from consulting and training when provided to the customer.

     Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Estimating Valuation Allowances and Accrued Liabilities, Including the Trade Receivable Allowance for Doubtful Debts

     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful debts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts and the business or industry sector to which the customer belongs, customer concentrations, customer credit-worthiness, current economic trends and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, the receivable is still collectible. Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals.

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

Review of Equity Investments for Impairment

     We have made equity investments in other companies that we believed were in the best interests of the Company and its strategic objectives. Our executive management and Board of Directors approve investments before they are executed. Generally, management designates an executive staff member to serve on the Board of Directors of the company in which we invested as either a voting member or as an observer. This process assists management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process, while based on reasonably objective evidence supplied by the company in which we invested, is combined with analysis of general economic trends and indicators. During the three-months ended March 31, 2003, we reviewed the equity investments for impairment and determined that the decline in fair value was other-than-temporary and, as a result, a further impairment charge of $1 million was taken against the remaining carrying value of the investments. As of September 30, 2003, there was no remaining investment on the balance sheet related to these investments.

Forward Exchange Contracts

     We participate in hedging certain forecasted committed expenses that are payable in New Israeli Shekels, or NIS, to minimize our exposure to fluctuations in the exchange rate between the NIS and United States Dollars, or USD. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. The contracts are generally monthly and timed to mature when we incur most of our expenses in NIS, which are primarily payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement.

     Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires that all derivatives be recorded on the balance sheet at fair value. Such anticipated transactions are designated and documented at inception as “cash flow hedges” and are evaluated for effectiveness at least quarterly. If the derivative meets the definition of a hedge, and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings. All amounts accumulated in Other Comprehensive Income at September 30, 2003 will be reclassified to earnings when the forecasted expense underlying the forward contract has been made.

Results of Operations

     The following table sets forth the results of operations for the three- and nine-months ended September 30, 2003 and 2002 expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Licenses	52%	16%	50%	31%
Service	48	84	50	69

Total revenue	100	100	100	100
Cost of revenue:
Licenses	2	5	2	3
Service	13	90	15	56

Total cost of revenue	15	95	17	59

Gross profit	85	5	83	41

Operating expenses:
Sales and marketing	67	159	74	100
Research and development	83	278	102	172
General and administrative	74	136	70	76
Restructuring charges	—	519	—	93

Write-off of intellectual property and other intangibles	—	196	—	35

Amortization of other intangibles and deferred stock compensation	—	—	—	36

Total operating expenses	224	1,287	246	512

Loss from operations	(139)	(1,282)	(164)	(471)
Finance and other income, net	(3)	30	1	22

Write off of investment	—	—	(21)	—

Net loss	(142)%	(1,253)%	(184)%	(449)%

Revenue

     We derive revenue from license, maintenance, consulting, and training services for the BackWeb Foundation, BackWeb e-Accelerator and BackWeb ProactivePortal product suites. Total revenue in the three-months ended September 30, 2003 was approximately $1.75 million, an increase of approximately $852,000, or 94%, as compared to total revenue in the three-months ended September 30, 2002 of approximately $900,000. The primary reason for the increase in total revenue was increased sales of our ProactivePortal solution. In the latter half of 2002, the Company refocused its research and development, marketing, and sales activities towards the new BackWeb ProactivePortal product suite. This change in product direction took several quarters to be reflected in our financial performance. Thus, initially, revenue from licenses of our legacy products declined more rapidly than the increase in revenue from our Proactive Portal product suite. Total revenue for the nine-months ended September 30, 2003 was $4.75 million, a decrease of approximately $250,000, or 5%, from $5 million in the nine-months ended September 30, 2002. The overall flat revenue reported in the nine-month period reflects lower revenue in the beginning of the period when sales of our legacy products were declining and our ProactivePortal solution had only recently been released for sale, partially offset by increased revenue later in the nine-month period.

     License revenue was approximately $911,000 in the three-months ended September 30, 2003, a 516% increase over $148,000 in the three-months ended September 30, 2002. This increase in revenue was primarily attributable to increased license sales of our new product, the BackWeb ProactivePortal Server and the sales and marketing focus of the past four quarters since the launch of this new product suite. License revenue from the ProactivePortal product suite was approximately $606,000 in the three-months ended September 30, 2003, a 1088% increase over the $51,000 in the three-months ended September 30, 2002. License revenue from legacy product lines was approximately $305,000 in the three-months ended September 30, 2003, a 215% increase over the $97,000 in the three-months ended September 30, 2003. We expect that sales of our ProactivePortal Server will account for a growing percentage of our license revenue in future periods as compared with legacy products. License revenue was $2.38 million in the nine-months ended September 30, 2003, a 51% increase over the $1.57 million in the nine-months ended September 30, 2002. The increase in license revenue is reflective of the fact that license revenue in Q3 2002 was unusually low. The Company expects license revenue as a percentage of total revenue in future periods to approximate that of Q3 2003. License revenue from the ProactivePortal product suite was approximately $1.53 million in the nine months ended September 30, 2003, a 642% increase over the $206,000 in the nine months ended September 30, 2002. License revenue from legacy product lines was approximately $849,000 in the nine-months ended September 30, 2003, a 41% decrease from the $1.44 million in the nine-months ended September 30, 2002.

     Service revenue consists of maintenance, training and consulting services. Service revenue was approximately $843,000 in the three-months ended September 30, 2003, a 12% increase over the $754,000 in the three-months ended September 30, 2002. The increase in service revenue was primarily due to the increased number of implementation and other services projects related to Proactive Portal customers acquired over the past four quarters. This increase was partially offset by a reduction in maintenance revenue as a result of the decline of maintenance renewals associated with legacy products. We expect that implementation and other services projects related to Proactive Portal licenses will account for a growing percentage of our service revenue in future periods as compared with legacy products. Service revenue was $2.37 million in the nine-months ended September 30, 2003, a 31% decrease from the $3.43 million in the nine-months ended September 30, 2002. Service revenue in the three-months ended September 30, 2002, reflects project work related to a backlog of license sales from previous periods, which subsequently declined in total dollar amount and as a percentage of revenue in subsequent periods. The Company believes the mix of revenue reflected in the Q3 2003 results is indicative of the migration to the BackWeb ProactivePortal product suite over the past four quarters.

     One OEM accounted for $1.3 million, or 25% of our total revenue in the nine-months ended September 30, 2002. No customer accounted for more than 10% of our total revenue in the nine-months ended September 30, 2003.

Cost of Revenue

     Total cost of revenue was approximately $268,000 in the three-months ended September 30, 2003, a 69% decrease from the $859,000 in the three-months ended September 30, 2002. Total cost of revenue was approximately $826,000 in the nine-months ended September 30, 2003, a 72% decrease from the $2.96 million in the nine-months ended September 30, 2002. This year over year decrease in cost of revenue is indicative of the decrease in the lower margin services revenue as a percentage of total revenue in 2003 as compared to 2002.

     Cost of license revenue consists primarily of expenses related to media production, packaging of products and royalties payable to third-party vendors whose products the Company integrates into its own product lines. Cost of license revenue was approximately $29,000 in the three-months ended September 30, 2003, a 37% decrease from the $46,000 in the three-months ended September 30, 2002. Cost of license revenue was approximately $102,000 in the nine-months ended September 30, 2003, a 41% decrease from the $173,000 in the nine-months ended September 30, 2002. The reduction in cost of license revenue as a percentage of license revenue is due to the lower volume of license sales through our indirect channels, resulting in a decrease in royalty payables.

     Cost of service revenue consists primarily of expenses related to salaries and expenses of our professional service organization, including related expenses of BackWeb consultants who aid in the implementation of our product, as well as salaries and expenses of our technical support department. Cost of service revenue was approximately $239,000 in the three-months ended September 30, 2003, a 71% decrease from the $813,000 in the three-months ended September 30, 2002. Cost of service revenue was $724,000 in the nine-months ended September 30, 2003, a 74% decrease from the $2.79 million in the nine-months ended September 30, 2002. The decrease in cost of service revenue was primarily due to the reduced level of payroll and related overhead expenses in the consulting and tech support departments that resulted from the reorganization that we implemented in the latter half of 2002.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel, equipment, and supply costs for our development efforts located in Israel. These expenses are charged to operations as incurred. Research and development expenses were $1.18 million in the three-months ended September 30, 2003, an 18% decrease from the $1.44 million in the three-months ended September 30, 2002. Research and development expenses were approximately $3.51 million in the nine-months ended September 30, 2003, a 30% decrease from the $5 million in the nine-months ended September 30, 2002. The decrease in research and development expenses was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the research and development organization decreased from 63 on September 30, 2002, to 36 on September 30, 2003. We expect research and development expenses to remain relatively flat in future periods, subject to fluctuations in the exchange rate between the NIS and USD.

Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expense. Sales and marketing expenses were approximately $1.45 million in the three-months ended September 30, 2003, a 42% decrease from the $2.51 million in the three-months ended September 30, 2002. Sales and marketing expenses were $4.85 million in the nine-months ended September 30, 2003, a 44% decrease from the $8.60 million in the nine-months ended September 30, 2002. The decrease in sales and marketing expenses was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the sales and marketing organization decreased from 51 on September 30, 2002, to 24 on September 30, 2003. We expect sales and marketing expenses to remain relatively flat in future periods, with the exception of sales commissions, which vary proportionately with revenue.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs for general corporate functions including finance, accounting, general management, human resources, information services, legal, and provision for bad and doubtful accounts. General and administrative expenses were approximately $1.30 million in the three-months ended September 30, 2003, a 6% increase from the $1.23 million in the three-months ended September 30, 2002. General and administrative expenses were $3.32 million in the nine-months ended September 30, 2003, a 12% decrease from the $3.80 million in the nine-months ended September 30, 2002. The decrease in general and administrative expense was due to the reduced level of headcount as a result of the reorganization that was implemented in October 2002. Headcount in the general and administrative organization decreased from 25 on September 30, 2002, to 15 on September 30, 2003. In the three-month period ended September 30, 2003, the decrease in general and administrative expenses was more than offset by incremental expenses associated with the liquidation of discontinued foreign entities. We expect general and administrative expenses to decrease in future periods due to the winding up of discontinued operations, subject to the increased costs of running and maintaining a public company.

Amortization of Intellectual Property, Other Intangible Assets and Deferred Stock Compensation

     Amortization of intellectual property, other intangible assets and deferred stock compensation is due to the acquisition of intellectual property and other intangible assets of Mobix Communications Ltd. (“Mobix”) in June 2000 and due to deferred stock compensation recognized in 1999. Intellectual property and other intangibles were being amortized on a straight-line basis over their estimated useful lives, generally two to two and one-half years. During 2002, we concluded that it was unlikely that we would realize any future value from the wireless technology that we acquired from Mobix and, therefore, we wrote-off the remaining carrying value of these intangibles during the three-months ended September 30, 2002. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Deferred stock compensation is treated as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method and was fully amortized during 2002. Accordingly, there was no amortization of intellectual property or other tangible assets for the nine-months ended September 30, 2003.

Finance and Other Income, Net

     Finance and other income, net includes interest income earned on our cash, cash equivalents, and short-term investments, offset by interest expense. Finance and other income, net also includes the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. Finance and other income, net was a net expense of approximately $44,000 in the three-months ended September 30, 2003, a 101% decrease from the net income of approximately $268,000 in the three-months ended September 30, 2002. Finance and other income, net was approximately $27,000 in the nine-months ended September 30, 2003, a 98% decrease from the $1.09 million in the nine-months ended September 30, 2002. The decrease in finance and other income was primarily due to the decrease of cash and cash equivalents available for investment and lower interest rates available on cash and cash equivalent investments, as well as negative effects of foreign exchange related to the devaluation of the USD.

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

     In the three-months ended March 31, 2003, we concluded that the balance of these investments in the amount of $1 million was impaired, and the decline in fair value was other-than-temporary. Accordingly, in the three-months ended March 31, 2003, we recorded a charge of $1 million to reflect the impairment to the carrying value of these assets. As of September 30, 2003, there were no remaining amounts on the balance sheet related to these investments.

Liquidity and Capital Resources

     As of September 30, 2003, we had approximately $17 million of cash, cash equivalents, and short-term investments, as compared to approximately $23.8 million as of December 31, 2002.

     Net cash used in operating activities was approximately $7.01 million in the nine-months ended September 30, 2003, compared to approximately $13.48 million in the nine-months ended September 30 2002, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities is reflective of the restructuring that was implemented in the latter half of 2002 resulting in significant headcount and other operational cost reductions. Cash provided by investing activities was approximately $5.43 million in the nine-months ended September 30, 2003, compared to approximately $15.98 million in the nine-months ended September 30, 2002, which in each period was due to the sale of short-term investments to fund then current operational needs. Cash provided by financing activities was approximately $316,000 in the nine-months ended September 30, 2003, compared to approximately $298,000 in the nine-month period ended September 30, 2002, and consisted primarily in each period of proceeds from the issuance of Ordinary Shares under our employee stock purchase plan.

     As of September 30, 2003, we had no material commitments for capital expenditures. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the BackWeb ProactivePortal Server, if we fail to develop key strategic relationships, or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or debt securities, which could dilute our existing shareholders’ interests. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures, or grow our business.

     We lease our office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2003	$734
2004	2,682
2005	2,614
2006	2,655
2007	211

$8,896

     On September 30, 2002, we announced a restructuring plan, which was implemented in the three-months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases, and impairment of fixed assets as a result of employee terminations and office consolidation. We recorded a charge of $4.7 million, of which approximately $1.0 million remained in accrued liabilities as of September 30, 2003. Of this accrual, approximately $650,000 is related to cancellation of office leases and $200,000 is related to employee severances. We expect to pay the balance related to this accrual during 2003.

     As part of the restructuring plan, we entered into negotiations with our various landlords to renegotiate our lease obligations. We reached an agreement with our landlord in Ramat Gan, Israel, whereby we were able to mitigate our lease obligations by subletting certain of our space at that facility. We also reached agreement with our landlord in San Jose, California, whereby we may be able to mitigate our lease obligations by, among other things, buying out certain of our obligations, and reducing rent. If the agreement with our landlord in San Jose, California, is completed, then future rental payments on a fiscal year basis under our operating leases with initial terms in excess of one year would be as follows (in thousands):

2003	$252
2004	934
2005	966
2006	903
2007	65

$3,120

Impact of Inflation and Currency Fluctuations

     Most of our sales are in USD. However a significant portion of our costs are incurred in Israel in relation to our operations in that country. Our research and development costs are primarily denominated in NIS. Costs not denominated in USD are translated to USD, when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in USD will increase if the rate of inflation in Israel exceeds the devaluation of the Israeli currency as compared to the USD or if the timing of such devaluations were to lag considerably behind inflation. Consequently, we are and will be affected by changes in the prevailing NIS/ USD exchange rate. We might also be affected by the USD exchange rate to the major European currencies due to the fact that we have operations in Europe.

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

     Despite recent signs of improvement, general economic indicators suggest continued uncertain economic conditions for the near future. Weak or uncertain economic conditions may continue to cause a reduction in or irregular information technology spending generally. In addition, some of our customers continue to operate Internet-centric businesses, and these companies have been more acutely affected by uncertain economic conditions and have encountered significant difficulties in raising additional capital. If our customers experience financial difficulties, it could have an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to changing conditions in a timely manner, which could adversely impact our business and results of operations and cause the price of our Ordinary Shares to decline.

Our business is difficult to evaluate because our operating history is limited, and we have changed our strategic focus and repositioned our product line.

     We have a limited operating history generally and an even more limited history operating our business as currently conducted. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we re-positioned our products to focus on the portal market. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly our ProactivePortal Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses.

     We have not achieved profitability and expect to continue to incur net losses through at least the end of 2004. We incurred net losses of approximately $8.74 million in the nine-months ended September 30, 2003, and approximately $24.9 million in the year ended December 31, 2002. As of September 30, 2003, we had an accumulated deficit of $136.6 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2003 and into 2004. As a result, we will need to generate significant revenue to achieve and maintain profitability.

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

We are increasingly relying on our direct sales force for revenue generation.

     Until recently, we had expected revenue to be generated increasingly through or by our various strategic partners or relationships and our business plans and budgets reflected such expectations. However, in the nine-months ended September 30, 2003, we did not generate significant revenue from our strategic reseller relationships. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

Failure to develop key strategic relationships could limit our growth.

     We believe that our success in penetrating our target markets depends significantly on our ability to develop and maintain strategic relationships with portal framework vendors, key independent software vendors, resellers, distribution partners, and customers. Because we expect to generate a portion of our revenue from sales through these relationships, if we fail to develop our existing strategic partnerships and enter into new strategic partnerships, our growth would likely be limited. In the nine-month period ended September 30, 2003, our existing strategic reseller relationships did not generate revenue as expected. We do not know if these existing or any future strategic partnerships will prove to be successful relationships, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our partners and potential partners are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our ProactivePortal technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue.

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

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We have signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. For the nine-months ended September 30, 2003, we did not generate significant revenue from this reseller agreement, and we cannot assure you that we will derive significant revenue from this reseller agreement in the future. The failure to derive significant revenue from this agreement could adversely affect our business.

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

Our business will suffer if the Internet infrastructure cannot support the demands placed on it.

     Our future revenue and profits, if any, depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our customers. Rapid growth in the use of, and interest in, the Internet has placed increased demands on its infrastructure. Our success will depend, in large part, on the acceptance of the Internet in the commercial marketplace and on the ability of third parties to provide a reliable Internet infrastructure network with the speed, data capacity, security and hardware necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer.

Rapid technological changes could cause our products to become obsolete.

     The Internet communications market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we are unable to develop and introduce products or enhancements in a timely manner to meet these technological changes, we may not be able to successfully compete. In addition, our products may become obsolete, in which event we may not remain a viable business.

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

     The Internet communications market is intensely competitive and rapidly changing. We expect that competition will intensify in the near-term because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is relatively new. Competition could impact us through price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well capitalized software companies in the world. Recently, for example, both Microsoft Corporation and International Business Machines Corporation have announced product plans addressing the offline Web application market segment served by our ProactivePortal product. If such companies enter this market segment, we may not be able to compete successfully, and competitive pressures may harm our business.

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

     The use of our products by our customers often requires implementation services. Although we currently provide implementation services sufficient to meet our current business level, our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of fiscal 2003, there has been a greater number of deployments of our ProactivePortal Server solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

     To date, our customers have typically taken a long time to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our ProactivePortal solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

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

     Revenue from customers outside the United States represented approximately $1.54 million, or 33% of our total revenue, for the nine-months ended September 30, 2003, and $2.9 million, or 46% of our total revenue, for the year-ended December 31, 2002. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

     Our products are used to transmit information through the Internet. Our products could be used to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data, or computer viruses to end users in the course of delivery. Any such transmission could damage our reputation or could give rise to legal claims against us. We have received emails from certain of our customers’ end users, claiming that our technology is a form of spyware, and we are actively engaged in challenging such accusations. In the event such allegations result in litigation, we could spend a significant amount of time and money pursuing or defending legal claims, which could have a material adverse effect on our business.

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

     We have been informed by our legal counsel in Israel, Naschitz, Brandes & Co., that there is doubt as to the enforceability of civil liabilities under U.S. securities laws in original actions instituted in Israel. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court that was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment is no longer appealable;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

•	Even if the above conditions are satisfied, an Israeli court will not enforce a foreign judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases) or if its enforcement is likely to prejudice the sovereignty or security of the State of Israel. An Israeli court also will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;

•	there was no due process;

•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;

•	the judgment is at variance with another judgment that was given in the same matter between the same parties and which is still valid; or

•	at the time the action was brought in the foreign court a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

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

     On January 1, 2003, a comprehensive tax reform took effect in Israel. We have performed an analysis of the likely implications of the new tax reform legislation on our results of operations. Our evaluation concluded that the impact of the tax reform on both our corporate and income tax framework would not have a material effect on our results and operations. This evaluation was based, in part, on the assumptions that we would not expand beyond the countries in which we already operate and that we would remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of September 30, 2003. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

     At September 30, 2003, the Company had three forward contracts outstanding, the aggregate amount of which is set forth in the following table:

			Average Exchange
NIS Value	Year of Maturity	U.S. $ Value	Rate

NIS 3,999,120	2003	$900,000	4.443467

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

     Our Chief Executive Officer and Chief Financial Officer carried out an evaluation, in conjunction with our Disclosure Committee, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2003, the end of the period covered by this report. During the quarter ended September 30, 2003, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     Pursuant to the “evergreen” provisions of our 1996 Israeli Employee Stock Option Plan and 1998 U.S. Stock Option Plan, effective July 1, 2003, the number of Ordinary Shares for which options may be granted under those plans was increased by an aggregate 1,960,000 shares. Of those shares, 588,000 shares were allocated to the 1996 Israeli Stock Option Plan and 1,372,000 shares were allocated to the 1998 U.S. Stock Option Plan.

     Pursuant to the “evergreen” provisions under our 1999 Employee Stock Purchase Plan, effective July 1, 2003, the number of Ordinary Shares for which options may be granted under that plan was increased by 796,773 shares.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual General Meeting of Shareholders held on July 24, 2003, our shareholders voted on and approved the following proposals:

1. To elect the following director for a three-year term as an Outside Director under the Israeli Companies Law:

	For	Against

Gil Shwed	29,542,390	37,224

          2. To approve the compensation of the our Chief Executive Officer for the fiscal year 2003, as required by the Israeli Companies Law:

For	9,535,607
Against	124,756
Abstain	3,352,837
Not Voted	16,561,414

          3. To approve the compensation for non-employee members of our Board of Directors, as required by the Israeli Companies Law:

For	12,881,431
Against	126,206
Abstain	10,563
Not Voted	16,561,414

4. To ratify the appointment of Ernst & Young L.L.P. as our independent auditors for the fiscal year ending December 31, 2003, and to authorize our Board of Directors to enter into an agreement to pay the fees of the independent auditors:

For	29,541,235
Against	36,769
Abstain	1,610

     The following directors’ terms of office continued after the Annual General Meeting of Shareholders: Charles Federman, William L. Larson, Isabel Maxwell and Gil Shwed. The vacancy created by the expiration of the term of Joseph Gleberman on the date of the Annual General Meeting of Shareholders has not been filled to date.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated November 14, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

     (b)  Reports on Form 8-K

     On July 23, 2003, we furnished a report under Item 12 of Form 8-K regarding a press release issued by us on that date announcing our financial results for the fiscal period ended June 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.
	By:	/s/	MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer

Date: November 14, 2003	(Mr. Morgan is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated November 14, 2003*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.