Form 10-K
period 2003-12-31
BACKWEB TECHNOLOGIES LTD
filed 2004-03-30
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

      As of June 30, 2003, based on the closing sales price of the registrant’s Ordinary Shares as quoted by the Nasdaq SmallCap Market, 28,026,475 Ordinary Shares, having an aggregate market value of approximately $14,013,237, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant and 5% holders of Ordinary Shares are deemed to be affiliates.

      As of March 15, 2004, the registrant had 40,708,414 Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

BACKWEB TECHNOLOGIES LTD.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2003

		Page

	PART I
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matter to a Vote of Security Holders	12
	PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements With Accountants On Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
	PART III
Item 10.	Directors and Executive Officers of the Registrant	71
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
Item 13.	Certain Relationships and Related Transactions	78
Item 14.	Principal Accountant Fees and Services	78
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	79
Signatures		80
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.6
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.16
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

      BackWeb Technologies Ltd. was incorporated in the State of Israel in 1995. The principal executive offices of the Company are located at 3 Abba Hillel Street, Ramat Gan, Israel 52136. In the United States, the Company’s principal offices are located at 2077 Gateway Place, Suite 500, San Jose, California 95110. The Company’s website may be accessed at www.backweb.com; however, the information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

      We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission. All our periodic reports and proxy statements, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those reports, are available, free of charge, through our website. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such report or amendment.

      BackWeb, the BackWeb logo, ProactivePortal, Polite, Polite Agent, Polite Neighborcast, Polite Proxy, and Polite Upstream are our registered trademarks and Offline Access Server, e-Accelerator, Polite Sync Server, and Foundation are trademarks of ours that appear in this Annual Report. All other trademarks or trade names appearing elsewhere in this Annual Report are the property of their respective owners.

      The terms “BackWeb,” “Company,” “we,” “us,” and “our” as used in this Annual Report refer to BackWeb Technologies Ltd. and its subsidiaries as a combined entity, except where it is made clear that such term means only the parent company.

Cautionary Statement Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, as they involve many risks and uncertainties. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Annual Report under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other SEC reports and filings. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company, or any other person that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date of this Report. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I

Item 1.	Business

Overview

      BackWeb provides offline Web software that enables companies to enhance the value of their technology investments by offering mobile and remote employees offline access to portals, intranets, and other Web-based applications and content. The Company’s products allow mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and information. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces.

      The BackWeb Offline Access Server (OAS), formerly known as the BackWeb ProactivePortal Server, integrates with portal frameworks, intranets, and websites to extend their access to users who are remote with poor connectivity and users who are frequently disconnected from the network. Its two-way synchronization capability enables field personnel to both access and publish to the portal, intranet, or website while disconnected, enabling greater efficiency and improved data accuracy and value. Using HyperText Markup Language or HTML-type tags (called Offline Tagging Markup Language or OTML), our customers can easily offline-enable their websites and portals without rewriting code, creating an offline end-user experience that is essentially equal to being online. Our BackWeb e-Accelerator Web application provides companies with a complete stand-alone solution to manage, publish and deliver pertinent information and alerts to both online and offline users. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that can deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise. At the core of the Company’s products is the Company’s patented Polite synchronization technology that can distribute large amounts of data over narrow bandwidth connections.

BackWeb Technology and Products

      We develop, market, and support offline Web access software that enables companies to extend the reach of their Web applications and content to their mobile community of customers, partners and employees. Our software enables mobile users to access and transact with a company’s critical Web content and applications by enabling offline access to the corporate website or portal. Mobile users can then access their website or enterprise portal wherever they go and perform transactions when disconnected from the network.

      Our products and technology provide the benefits of:

•	Improved on-the-road productivity by adapting the online Web to offline usage by mobile users, enabling them to access and transact with Web content and applications while offline;

•	Acceleration of business processes by allowing offline data entry submission for items, such as service orders, expense reports, sales forecasts, time sheets and collaboration sessions, enabling users to productively use “forced down time” while traveling;

•	Increased customer satisfaction by providing our customers’ field workforce access to important business information when servicing a customer in the field, enabling them to respond to their customers more quickly and effectively;

•	Decreased costs through the reduction of the costs incurred in manually distributing information, and the costs associated with unnecessary repeat service calls resulting from the inability of users to access the latest service data;

•	Improved Web and portal effectiveness through tracking and reporting offline interactions, to analyze what content, information, and applications mobile users need most often;

•	Increased end user productivity by enabling offline synchronization to be done in the background, taking advantage of unused bandwidth, without degrading the end user experience when remotely connected; and

•	Leveraging current IT investments and lower total cost of ownership by deploying in a matter of weeks, and integrating with a customer’s existing portal environment to maintain the existing Web user interface and eliminate the need to rewrite code.

Technology

      Our infrastructure software platform is powered by three proprietary core technologies: Polite Synchronization, OTML Offline Web Integration, and Attention Management.

Polite Synchronization

      Polite Synchronization enables the transmission of significant volumes of digital data from BackWeb Polite Sync Servers to BackWeb plug-ins on personal computers through existing networks without interfering with normal network applications and traffic. Polite Synchronization enables companies to provide users with rapid communication of bandwidth-intensive data, regardless of whether they utilize high-speed or low-speed data access services. Polite Synchronization is designed to improve the efficiency of transmission by reducing the amount of data to be transmitted through various techniques, including the compression of data, updating only the information which has changed since the user’s previous download and by eliminating the need to re-send an interrupted transmission by progressively resuming the transmission at the point where it was interrupted. This bandwidth-sensitive delivery is accomplished through the use of various components, including the following:

•	Polite Agent monitors the network activity of the plug-in and communicates with BackWeb Polite Sync Servers only when the connection is idle. It is able to interrupt BackWeb communications when other applications request use of the user’s network connection.

•	Polite Proxy allows communication between the BackWeb proxy server and BackWeb Polite Sync Servers only when wide area network, or WAN, bandwidth utilization is below a specified threshold. It achieves this by monitoring the WAN.

•	Polite Neighborcast enables the automatic transmission of digital data from one BackWeb plug-in to others on the same local area network, or LAN, eliminating the need for transmission of the data from the server to each BackWeb plug-in. The transmission from BackWeb plug-in to BackWeb plug-in on the same LAN enables fast, efficient and cost-effective transmission of data.

•	Polite Upstream enables the automatic transmission of digital data from BackWeb plug-ins to the BackWeb Polite Sync Server when the network connection is idle.

OTML Offline Web Integration

      BackWeb has developed a set of HTML tags referred to as OTML that extends HTML to support offline browsing. OTML tags embedded within online HTML pages control the transformation of the online HTML pages into pages that a browser, enhanced with the BackWeb plug-in, can display offline. OTML is designed to preserve the personalization of the website or portal, including layout and data preferences. OTML tags also control the transformation of HTML data entry forms, allowing end users to perform transactions while offline. Offline transactions are queued while the user is offline and sent to the server when the user connects to the network. The server applies the transaction to the online Web environment and reports back to the plug-in the results of the submission. A Content Acquisition Server, or CAS, is a high performance OTML processor that retrieves content from the target portal or website and processes content for offline use. The CAS transforms online HTML pages into their offline equivalent based on OTML tags and can process OTML tags that are applied to the HTML in run time (known as “scripted OTML”) or can process OTML tags that already exist in the HTML (known as “embedded OTML”). The CAS can be clustered to increase scalability and is responsible for content acquisition scheduling through automated or on-demand synchronization.

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

Products

BackWeb Offline Access Server

      In September 2001, we introduced the BackWeb Offline Access Server (OAS), then known as the BackWeb ProactivePortal Server, which enables mobile users to access Web applications and content, including portal environments, when a user is disconnected or poorly connected to a network. The BackWeb OAS is comprised of two major components: the Web Integration Server and the BackWeb Polite Sync Server.

•	The Web Integration Server is a component of the OAS that is designed for highly scalable Web content acquisition from corporate portals, intranets, and Web applications. On an on-going basis, the OAS logs into the portal, intranet or Web applications as if it were an individual user and retrieves HTML pages, using standard HTTP or HTTPS protocols (either secure or non-secure). Each page links to additional Web pages or documents that are retrieved once the links are identified. Content transformation and OTML tags parse the HTML pages and create an offline equivalent of the page that is sent to users. The Content Acquisition Server retrieves additional pages when it identifies links to additional portal pages, external documents or Web pages. Since the presentation of content sometimes changes, it is necessary to keep the content transformation correct regardless of visual presentation changes. Content transformation is accomplished by embedding OTML tags into the portal, intranet, or Web application page, which tags control the optimized transformation of the pages for offline viewing. OTML is an extension to HTML and applications other than OAS software, such as the browser, will ignore the HTML tags. Although portals, for example, include both personalized and non-personalized content, our OAS acquires content in the context of individual users and creates a single personalized information package for each user. Because a large portion of the content is shared among many users and because that content may be very large, it is necessary to consolidate shared information so that it can be retrieved and stored once for all targeted users. The OAS stores content, including documents and Web pages, in separate information packages that are sent to more than one user. Once content has been acquired, transformed and consolidated, it is packaged for offline delivery into units called InfoPaks. Such packaging includes the creation of database records for targeting, delivery tracking, user interaction reporting and version control of the content, calculating byte-level differences between versions of the content, which is critical when only a small portion of a document is modified, and optimized storage and communication with users’ plug-ins.

•	The BackWeb Polite Sync Server, which is also available as a separate product as described below, is a highly scalable content delivery engine for desktops and laptops that enables offline access to Web content via BackWeb plug-ins. The BackWeb Polite Sync Server is designed to manage the delivery of thousands of gigabytes of data every day to end users. The server consults the BackWeb OAS database to find out whether there is new content relevant to the corresponding user. The BackWeb plug-in then begins downloading InfoPaks incrementally via the Polite Sync Server to enable scalable content delivery. The Polite Sync Server includes several key features:

• Interruptible content delivery activates only when the network connection is idle;

• Byte-level differentiation determines which content has been modified based on the content already stored on the user’s computer and ensures the delivery of only the changes rather than the entire content item; and

• Polite Neighborcast distributes content over a LAN using the distributed client-based caching system, thereby reducing the amount of WAN traffic.

BackWeb e-Accelerator

      The BackWeb e-Accelerator application allows companies to equip their extended enterprise with up-to-date documents, market information and management announcements by automating the collection, delivery and dissemination of business critical information. This application is targeted at companies that need to communicate to geographically dispersed employees, resellers, partners and customers to accelerate their business execution and response time to critical changes affecting their business.

BackWeb Polite Sync Server

      Our infrastructure software platform, the BackWeb Polite Sync Server, formerly known as BackWeb Foundation, is based on a set of flexible components that enable an organization to capture information from most data sources, including websites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver the information throughout its extended enterprise. The Polite Sync Server automatically distributes that data to BackWeb plug-ins. The BackWeb Polite Sync Server is highly scalable and designed to support a large number of plug-ins concurrently. BackWeb Development Tools are used to customize the BackWeb Polite Sync Server solution. Components of BackWeb Development Tools include: the BackWeb Server Extension API, which is an application programming interface that allows companies to integrate the BackWeb Polite Sync Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Polite Sync Server; the BackWeb Automation SDK and Automation Editor, which includes application programming interfaces and a library of BackWeb supplied programs that perform tasks between the BackWeb Polite Sync Server and external data source; our BackWeb Authoring Language

Interface, or BALI, Editor that is used by companies to create and modify Flash Alerts; and our BackWeb plug-in, our software program operating on personal computer or workstations, which operates in the background and communicates with designated BackWeb Polite Sync Servers during the idle time of a user’s network connection, enabling the user to receive data transparently and without disruption while using other applications.

Customers

      We sell our products to customers from a variety of industries. Our customers include industry leaders, such as A.C. Nielsen Co., Boehringer Ingelheim, British Telecommunications plc, Centocor, Inc., Check Point Software Technologies Ltd., Compass Group, Eastman Kodak Company, Fidelity Investments Institutional Services, General Electric Medical Systems, Guidant Corporation, Hewlett-Packard Company, Information Services International Inc. (M&M Mars), International Business Machines Corporation, or IBM, International Monetary Fund, KLA Tencor Corporation, Lam Research Corp., Logitech International S.A., Nalco Chemical Company, Owens-Illinois, Inc., Pfizer Inc., Pioneer Natural Resources Company, and Siemens AG, as well as the United States Social Security Administration.

      Hewlett-Packard Company accounted for approximately 15% of our revenue in 2003. For a discussion of customer transactions by geography, please refer to Note 14 to Consolidated Financial Statements appearing elsewhere in this Annual Report. For a discussion of related party transactions and their effect on the Company, please refer to Note 8 to Consolidated Financial Statements.

Sales and Marketing

Sales

      We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located in the United States and in Germany to serve the European market. Our sales force consists of direct sales representatives and sales engineers. During 2003, most of our revenue was attributable to the efforts of this direct sales force and we expect this trend to continue for at least the next twelve months.

      In an effort to accelerate the acceptance of our products, we have developed cooperative alliances and entered into reseller and remarketing agreements with leading portal framework vendors, technology vendors, OEMs, applications vendors, and Internet-based solutions providers. During 2003, for example, we signed a new reseller agreement with Plumtree Software, Inc., a leading portal framework vendor. We believe that these alliances can provide additional marketing and sales channels for our products, help enable us to position BackWeb as the offline vendor of choice and help facilitate broad market acceptance for our products. To date, however, these alliances have not proven to be a reliable and stable source of revenue, and we continue to depend upon our direct sales force for the significant part of our revenue. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Marketing

      In 2003, our marketing efforts continued to be focused on the portal and Web applications market with the goal of establishing BackWeb as the leading provider of offline Web software. During this time, we have worked to educate industry analysts, portal framework vendors and integrators, and portal customers about our technology and its competitive advantages.

      Our marketing strategy is designed to promote offline access as a “must-have” technology for portal and Web application implementations and to position BackWeb as the leading offline access vendor of choice. Our marketing efforts are directed at creating market awareness and generating leads for our OAS technology. Marketing activities include: telemarketing, Web seminars, e-mail campaigns, and attendance at select industry trade show events and conferences. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press, and industry analysts.

Customer Service and Support

      We have a comprehensive service and support organization designed to ensure that customers receive high quality service. Our services are primarily comprised of maintenance, consulting, and training. Our technical support group provides post-sales support through renewable annual maintenance contracts. Our support contracts provide for technical and emergency support as well as software upgrades, on an “if and when available” basis. When our technical support organization is unable to solve a problem, our engineers and product developers work with the support personnel to resolve the problem. We believe that strong customer support organization is crucial to both the initial marketing of our products and maintaining customer satisfaction, which in turn can enhance our reputation and generate repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts.

      Our professional services organization provides consulting, training, and on-site implementation services, offering our customers the expertise, knowledge, and practices to help implement successfully an enterprise-wide IT strategy. We expect to expand our range of services, both directly and through third-party relationships, in order to meet the growing needs of our customers.

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

      Our research and development group is located in Ramat Gan, Israel. We believe that performing research and development in Israel offers a number of strategic advantages because Israel offers a pool of highly qualified technology engineers, as well as a lower cost structure than the U.S. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. We have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses were $4.5 million, $6.1 million, and $9.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. To date, all research and development costs have been expensed as incurred.

Competition

      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced, and expect to continue to experience, increased competition from current and potential competitors. Many of our competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	small companies attempting to address the needs of mobile or disconnected Web users such as Lotus Domino, iOra, and Covigo;

•	large companies attempting to address the needs of mobile or disconnected Web users, such as IBM, Microsoft, and SAP, that have announced or may have plans to develop offline capabilities internally;

•	companies addressing other segments of our BackWeb Polite Sync Server market, such as Marimba and Tibco;

•	sales force automation and enterprise resource planning, or ERP, vendors that may introduce products competitive to our packaged applications; and

•	communications and information management platform companies.

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

      Many of our existing and potential customers evaluate on an on-going basis whether to develop their own software or purchase it from outside suppliers. In addition, our partners have significant research and development capabilities and are continually evaluating the efficacy of internal software development. As a result, we must, on an on-going basis, educate existing and potential customers on the advantages of our software over internally developed software, as well as our competitors’ products. However, IBM and Microsoft have announced plans to develop offline capabilities, and we cannot assure you that our other existing or potential customers or partners will not internally develop products similar to our own.

      Our existing and potential customers often have a predetermined budget for which we compete. We currently compete primarily on the basis of the following factors: functionality; product features and effectiveness; ease of installation and use; and price. We believe that we currently compete favorably with respect to each of these factors. However, the market for our products is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.

      In addition, emerging technologies, such as wireless fidelity, or WiFi, that take a different approach to offline Web access by, for example, re-engineering platforms and applications, may pose a competitive challenge.

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

      We have been issued registered trademarks in the U.S. covering certain goods or services for “BackWeb,” the BackWeb logo design, “Polite,” “Polite Agent,” “Polite Neighborcast,” “Polite Proxy,” “Polite Upstream,” and “ProactivePortal.” In addition, the trademark “BackWeb” is registered in Australia, the European Community, and Japan.

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

      Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end-users from a central location. This creates the potential for claims to be made against us, either directly or through contractual indemnification provisions with customers, including defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of such materials. In the past, these claims have been brought, and sometimes successfully pressed against, companies such as online service providers. It is also possible that if any such information, or information that is copied and stored by customers that have deployed our products, contains errors, third parties could make claims against us for losses incurred in reliance on such information. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed.

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

Employees

      As of December 31, 2003, we had a total of 72 employees, of whom 33 were engaged in research and development, 10 in sales, marketing and business development, 14 in professional services and technical support, and 15 in finance, administration, and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of who is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our overall relations with our employees to be good.

      We have 40 of our 72 employees located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

Item 2.	Properties

      As of December 31, 2003, BackWeb leased approximately 8,500 square feet in a single office building located in Ramat Gan, Israel; approximately 17,600 square feet in a single office building located in San Jose, California; and approximately 10,000 square feet in a single office building in Toronto, Canada. The office space in Ramat Gan, Israel is leased pursuant to a lease that terminates in June 2004. The office space in San Jose, California is leased pursuant to a lease that expires in January 2007. The office space in Toronto, Canada is leased pursuant to a lease that expires in August 2006. In addition to these facilities, as of December 31, 2003, BackWeb also leased several small field sales and support offices in New York, NY, Atlanta, GA, Vienna, VA, Sudbury, MA, and Hamburg, Germany. Lease terms on these offices range from month-to-month to July 31, 2004, and certain of these leases have been provided for under restructuring charges. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

      For a more complete discussion of the our lease obligations, please refer to Note 10 to Notes of Consolidated Financial Statements found elsewhere in this Annual Report.

Item 3.	Legal Proceedings

      On November 13, 2001, BackWeb, six of our officers and directors, and various underwriters for our initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

      A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.

      If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations, or the price of our Ordinary Shares.

      From time to time, we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters

      Our Ordinary Shares are traded on the Nasdaq SmallCap Market under the symbol BWEB. We transferred the trading in our Ordinary Shares to the Nasdaq SmallCap Market as of September 23, 2002. Prior to this time, and since our initial public offering on June 8, 1999, our Ordinary Shares had been traded on the Nasdaq National Market. Prior to that, there was no public market for our Ordinary Shares. The following table presents the high and low intra-day sales prices per share of our Ordinary Shares as reported on the Nasdaq National or SmallCap Market (as applicable) during the quarters indicated below:

	High	Low

2002
First Quarter	$1.75	$1.00
Second Quarter	$1.10	$0.50
Third Quarter	$0.63	$0.20
Fourth Quarter	$0.45	$0.15

	High	Low

2003
First Quarter	$0.51	$0.16
Second Quarter	$0.82	$0.23
Third Quarter	$1.24	$0.42
Fourth Quarter	$2.04	$0.84

      Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038. AST’s telephone number for shareholder services is 1-800-937-5449.

      According to the records of our transfer agent, we had approximately 181 shareholders of record as of March 15, 2004. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

      Our policy is to reinvest earnings to fund future operations. Accordingly, we have never declared a dividend and do not anticipate declaring or paying any dividends in the foreseeable future.

      If we were to distribute cash dividends out of income that had been exempt from tax because of our investment program’s “Approved Enterprise” status (for description of such status please refer to the section entitled “Effective Corporate Tax Rate” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations or “MD&A” section below) such income would become subject to Israeli corporate tax.

      If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid.

      In 1998, the Israeli currency control regulations were liberalized significantly, and, since January 1, 2003, all exchange control restrictions have been removed, although there are still reporting requirements for foreign currency transactions. There are no longer Israeli currency control restrictions on remittances of dividends on the Ordinary Shares (after deduction of withholding tax) or the proceeds from the sale of the Ordinary Shares, and shareholders may freely convert these amounts into non-Israeli currencies and remit these amounts abroad. However, legislation remains in effect, pursuant to which currency controls can be imposed by administrative action at any time.

      In October 2003, the Company issued warrants to purchase 200,000 Ordinary Shares to its landlord in San Jose, California, as part of its settlement of lease obligations. These warrants were valued at $0.66 per Ordinary Share, and expire seven years from the date of issuance. The Company recorded a charge of $120,000 related to the warrants.

      For information regarding equity compensation plans, please see Item 12.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue:
License	$3,232	$2,119	$13,807	$29,294	$18,514
Service	3,270	4,228	6,831	9,052	4,749

Total revenue	6,502	6,347	20,638	38,346	23,263
Cost of revenue:
License	128	213	443	249	266
Service	1,057	3,050	5,238	6,051	3,911

Total cost of revenue	1,185	3,263	5,681	6,300	4,177

Gross profit	5,317	3,084	14,957	32,046	19,086

Operating expenses:
Research and development	4,487	6,059	9,230	8,672	5,519
Sales and marketing	6,272	10,298	22,882	28,479	18,876
General and administrative	3,939	4,557	10,494	7,480	4,480
Restructuring charges	443	4,678	2,825	—	—
Write-off and amortization of intellectual property, other intangibles and deferred stock compensation	—	3,546	3,806	11,377	3,640

Total operating expenses	15,141	29,138	49,237	56,008	32,515

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Loss from operations	(9,824)	(26,054)	(34,280)	(23,962)	(13,429)
Interest and other income, net	98	1,172	2,037	4,749	1,940
Write down of equity investments	(1,000)	—	(2,500)	—	—

Net loss	$(10,726)	$(24,882)	$(34,743)	$(19,213)	$(11,489)

Basic and diluted net loss per share	$(0.27)	$(0.63)	$(0.91)	$(0.52)	$(0.59)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	40,000	39,284	38,225	37,205	19,575

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,457	$23,757	$41,824	$64,734	$75,607
Working capital	12,192	20,334	37,905	63,916	71,323
Total assets	18,515	29,409	56,512	90,374	86,049
Total shareholders’ equity	$12,961	$22,521	$46,581	$78,430	$73,129

(1)	For the calculation of the number of shares, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report, as well as the section on “Risk Factors” that is set forth in Item 1 of Part I of this report. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Annual Report.

      We provide offline Web software that enables companies to enhance the value of their technology investments by offering mobile and remote employees offline access to portals, intranets and other Web-based applications and content. Our products allow mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential documents and information. Our products are designed to reduce network costs and improve the productivity of mobile workforces.

      Our flagship product, BackWeb Offline Access Server integrates with portal frameworks, intranets, and Websites to extend their access to users who are remote with poor connectivity and users who are frequently disconnected from the network. Its two-way synchronization capability enables field personnel to both access and publish to the portal, intranet or Website while disconnected, creating greater efficiency and improved data accuracy and value. Using HTML-type tags, our customers can easily offline-enable their Websites, intranets and portals without rewriting code. This allows for the creation of an offline end-user experience that is essentially equal to being online.

      At the core of BackWeb Offline Access Server is its patented Polite synchronization technology that can distribute large amounts of data over narrow bandwidth connections. This Polite synchronization technology uses network-sensitive background content delivery that can deliver large amounts of data with minimal impact on the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data in any format to users’ desktops throughout the extended enterprise.

      Since our inception, our revenue has been primarily derived from licensing our products and from associated maintenance fees and consulting services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller and OEM channel. Since the latter half of 2002, our direct sales force has accounted for a significant majority of our revenue. While we expect our indirect channels to grow, our direct sales efforts will continue to generate most of our revenue over the next twelve months.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We consider the accounting polices described below to be our critical accounting polices. These critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements and actual results could differ materially from the amounts reported based on these policies.

      Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities, specifically the trade receivable allowances for doubtful accounts;

•	reviewing intellectual property and other intangible assets arising on capitalized purchased technology for impairment;

•	review of equity investments for impairment; and

•	accrued restructuring charges

Revenue Recognition

      We derive revenue primarily from software license fees, maintenance service fees, and consulting services paid to us directly by corporate customers and resellers and, to a lesser extent, from royalty fees from OEMs. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to us by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right to use our products. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.

      We recognize software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

      We license our products on a perpetual and on a term basis. We recognize license revenue arising from perpetual licenses and multi-year term licenses in the accounting period that all revenue recognition criteria have been met, which is generally upon delivery of the software to the end user. For term licenses with a contract period of less than two years, revenue is recognized on a monthly basis.

      At the time of each transaction, we assess whether the fee associated with our license sale is fixed or determinable. If the fee is not fixed or determinable, we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. We assess the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.

      Service revenue is primarily comprised of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. We recognize revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, we value the maintenance as an undelivered element at standard rates and recognize this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. We generally charge for our consulting services on a time and materials basis and recognize revenue from such services as they are provided to the customer. We account for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. Our arrangements do not generally include acceptance clauses. However if an acceptance provision exists, then we defer revenue recognition until we receive written acceptance of the product from the customer.

      Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Estimating Valuation Allowances and Accrued Liabilities, Specifically the Allowance for Doubtful Accounts

      Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentrations, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent. During 2003 and 2002, within our accrual for doubtful accounts we provided for approximately $104,000 and $205,000, respectively.

      Management is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. A discussion of our outstanding material litigation is contained in Part I, Item 3 “Legal Proceedings” of this Form 10-K.

Reviewing Intellectual Property and Other Intangible Assets Arising on Capitalized Purchased Technology for Impairment

      We assess the impairment of long-lived assets, intellectual property and other intangibles whenever an event occurs that indicates that the carrying value of these assets may not be recoverable. The factors we consider important in this assessment include, but are not limited to, the following:

•	Significant changes in the manner of our use of the acquired assets or the strategy of our company; and

•	Significant negative industry or economic trends.

      The determination that the carrying value of intangibles, and long-lived assets may not be recoverable is based upon the existence of one or both of the above factors.

      As discussed in Note 2 of the Notes to the Consolidated Financial Statements, we adopted SFAS No. 144 in January 2002. In conjunction with the restructuring we implemented during the third quarter of 2002, which included a reduction-in-force of 61 employees (see Note 9 of the Notes to the Consolidated Financial Statements), we changed our internal allocation of resources. We believed that it was unlikely that any future value would be realized from the wireless technology we acquired from Mobix in 2000. As of June 30, 2002, the carrying value of that wireless technology, which was recorded as an intangible asset, was $1.8 million. Based on SFAS No. 144, our intangible asset carrying value of $1.8 million was in excess of its fair value of zero. Therefore, we wrote-off the $1.8 million remaining carrying value of that intangible asset during the three months ended September 30, 2002. Net intangible assets at December 31, 2002 and 2003 were zero.

Review of Equity Investments for Impairment

      We have made equity investments in other companies that we believed were in our best interests and aligned with our strategic objectives. Before an investment is executed, our executive management and Board of Directors approve them. Generally, management designates an executive staff member to either serve on the Board of Directors of the company in which we invested as a voting member or to participate on such Board of Directors as an observer. This process serves management to monitor the investment and to determine when an impairment review of the investment may be needed. Management performs a review of equity investments on a quarterly basis to determine if a provision for impairment is required. This process, while based on reasonably objective evidence supplied by the company in which we invested, is combined with analysis of general economic trends and indicators. During 2001, management carried out such reviews and recorded an impairment charge against one of our equity investments for the full $2.5 million amount of such equity investment. In March 2003, management reviews determined that our one remaining equity investment was impaired and accordingly, we recorded an impairment charge for its full $1.0 million book value.

Review of Accrued Restructuring Costs

      We have made decisions to provide for certain costs associated with corporate restructurings we believed were required in order to align our cost structure with changing market conditions. Before a charge is executed, our executive management and Board of Directors approve the plan. Our restructuring plans executed in each of our last three fiscal years resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices. Our restructuring charges included accruals for the estimated loss on facilities that we intend to either sublease or substantially restructure the lease arrangements with our landlords. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions either change or do not materialize. During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 plan.

      The following table sets forth the results of operations, for the periods indicated, expressed as a percentage of total revenue.

	Year Ended December 31,

	2003	2002	2001

Revenue:
License	50%	33%	67%
Service	50	67	33

Total revenue	100	100	100
Cost of revenue:
License	2	3	2
Service	16	48	25

Total cost of revenue	18	51	28

Gross profit	82	49	72

Operating expenses:
Research and development	69	95	45
Sales and marketing	96	162	111
General and administrative	61	72	51
Restructuring charges	7	74	14
Write-off and amortization of intellectual property, other intangibles, and deferred stock compensation	—	56	18

Total operating expenses	233	459	239
Loss from operations	(151)	(410)	(167)

Interest and other income, net	2	18	10
Write down of equity investments	(15)	—	(12)

Net loss	(165)%	(392)%	(169)%

Results of Operations

Revenue

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Total revenue	$6,502	$155	2.4%	$6,347	$(14,291)	(69.2)%	$20,638

      We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator products. The increase in total revenue in 2003 was due to an increase in license fees of $1.1 million and an increase in consulting fees of $400,000. These increases were offset by a decrease in maintenance revenue of $1.3 million. The re-positioning of the Company during 2002 to focusing on licensing our new product offering, the BackWeb Offline Access Server, resulted in increased license and consulting revenue associated with this emerging product line, offset by decreases in maintenance revenue associated with our other product lines which were not strongly emphasized and marketed. Further discussion of the changes in the components of total revenue is included in the sections below.

      The decrease in total revenue in 2002 was due primarily to a $9.4 million decrease in revenue from one OEM customer, whose contract expired during 2002. We negotiated a new reseller agreement with this customer in September 2003 for which revenue has thus far been insignificant. The new reseller agreement has no minimums or guarantees and we are not able to quantify the amount of revenue, if any, that may be generated in future periods from the new agreement. The remaining $4.9 million of the decrease in 2002 was due to the decrease in the volume and average size of license and consulting service deals. This was due, in large part, to the continuing slowdown in companies’ information technology spending due to global economic conditions, and to a lesser extent the re-positioning of the Company to focus on licensing our new product offering, the BackWeb Offline Access Server. We have limited visibility to forecast revenue for 2004 and therefore we are unable to quantify future overall trends in our total revenue. In the sections below we discuss expected trends in the individual components of our total revenue and in our product revenue mix.

License Revenue

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
License revenue	$3,232	$1,113	52.5%	$2,119	$(11,688)	(84.7)%	$13,807
As a percentage of total revenue	49.7%	—	—	33.4%	—	—	66.9%

      License revenue increased significantly in 2003 primarily due to our re-positioning during 2002 to focusing on licensing our BackWeb Offline Access Server. In 2003, license revenue associated with BackWeb Offline Access Server increased by approximately 660.0% to approximately 60.1% of license revenue. License revenue associated with our e-Accelerator product decreased by approximately 75.0% to approximately 4.6% of license revenue, while license revenue from our BackWeb Polite Synch Server product decreased by approximately 7.3% to approximately 35.3% of license revenue.

      The $11.7 million decrease in license revenue in 2002 was primarily due to the $9.0 million decrease in license revenue from the OEM customer whose contract terminated during 2002. The remaining $2.7 million decrease was due to a decrease in the volume and average size of our license deals. This was due, in large part, to the continuing slowdown in companies’ information technology spending due to global economic conditions, and, to a lesser extent, the re-positioning of the Company to focus on licensing our BackWeb Offline Access Server, as the new product line was beginning to generate revenue and our existing products began to see declines in license revenue. Our license revenue during 2002 was largely dependent on our older products, especially the BackWeb Polite Synch Server product.

      During 2004 we expect license revenue from BackWeb Offline Access Server to increase both in absolute dollars and as a percentage of the overall product portfolio. We expect to continue to generate license revenue from our older products, in particular the BackWeb Polite Synch Server product, but we expect this to continue to decrease as a percentage of the overall product mix.

Service Revenue

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Service revenue	$3,270	$(958)	(22.7)%	$4,228	$(2,603)	(38.1)%	$6,831
As a percentage of total revenue	50.3%	—	—	66.6%	—	—	33.1%

      Service revenue consists of maintenance, consulting and training services. The decrease in service revenue in 2003 was attributable to a decrease in maintenance revenue associated with our BackWeb Polite Synch Server and BackWeb e-Accelerator products. Overall, maintenance revenue decreased by $1.3 million, or 38.0%, as customers began terminating their maintenance agreements for these older products. This development reflects our re-positioning of the Company during 2002 to focusing on licensing our new BackWeb Offline Access Server and de-emphasizing our older products, the relative age of a number of our customers’ installments utilizing our older products, and an overall trend in the IT industry toward reducing maintenance obligations This decrease in maintenance revenue was partially offset by an increase of $377,000, or 52.7%, in consulting revenue. The vast majority of our consulting revenue was associated with increased customer deployments of our BackWeb Offline Access Server.

      The decrease in service revenue in 2002 was primarily related to the decrease in our maintenance revenue directly attributable to the reduction in our license revenue, a decrease in maintenance renewals due to global economic conditions and the overall trend in the IT industry toward reducing maintenance obligations, and a decrease in consulting revenue directly related to the reduced volume of license transactions.

      During 2004 we expect service revenue to remain relatively flat, or to increase slightly. We expect that maintenance revenue associated with our older products will continue to decrease, offset by a in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which cannot be assured. Further, while we expect consulting revenue to increase in 2004, this too is dependent on increased licenses of our BackWeb Offline Access Server.

      In 2003, 2002, and 2001, revenue from our relationship with Hewlett-Packard Company accounted for $1.0 million or 14.7% of total revenue, $200,000 or 3.2% of total revenue, and $1.3 million or 6.3% of total revenue, respectively, and revenue from our relationship with SAP accounted for $107,000, or 1.6% of total revenue, $1.3 million, or 20.5% of total revenue, and $10.7 million, or 51.8% of total revenue, respectively. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future years.

      Customers outside of the United States accounted for 24.0%, 46.3%, and 70.1% of our total revenue in the twelve months ended December 31, 2003, 2002 and 2001, respectively. The variations in the mix of revenue generated in the United States as compared to the revenue generated outside of the United States fluctuates significantly due to the reduced number of deals closed in these periods, as each individual deal had a greater impact on the composition of our revenue and the significant variability in the value of these deals. To a lesser extent, the overall decline in revenue generated outside of the United States was attributable to the geographical distribution of revenue that was associated with the OEM agreement that ended during 2002 as well as more significant reductions in sales personnel and activities in Europe relative to the United States.

Cost of Revenue

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Cost of revenue	$1,185	$(2,078)	(63.7)%	$3,263	$(2,418)	(42.6)%	$5,681
As a percentage of total revenue	18.2%	—	(33.2)%	51.4%	—	23.9%	27.5%

      The decrease in cost of revenue in absolute dollars in 2003 and 2002 was primarily due to the reduction in personnel, facilities, and associated general overhead within our support department as a result of organizational restructurings in 2001 and 2002 that significantly reduced personnel across the Company. In 2003, the decrease in cost of revenue as a percentage of total revenue was due to a shift in the revenue mix from having a majority of our revenue from lower gross margin service revenue to having a larger portion of our revenue from higher gross margin license revenue. In 2002, the increase in cost of revenue as a percentage of total revenue was due to a shift in the revenue mix from having a majority of our revenue from higher gross margin license deals to having a larger portion of our revenue from lower gross margin service revenue.

Cost of License Revenue

      Cost of license revenue consists primarily of expenses related to media duplication, packaging of products, and royalty payables to OEM vendors.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Cost of license revenue	$128	$(85)	(39.9)%	$213	$(230)	(51.9)%	$443
As a percentage of license revenue	4.0%	—	(6.1)%	10.1%	—	6.8%	3.2%
As a percentage of total revenue	2.0%	—	(1.4)%	3.4%	—	1.2%	2.1%

      Cost of license revenue decreased in absolute dollars in both 2003 and 2002 due to a shift in the license revenue mix away from products with higher royalties associated with them. In 2002, cost of license revenue was higher as a percentage of license revenue when compared to 2001 due to decreased overall license revenue relative to the fixed cost elements of royalties payable for embedded third party software. In 2003, cost of license revenue was lower as a percentage of license revenue when compared to 2002 due to a decrease in revenue from third parties, including a decrease in revenue from products with higher royalties associated with them, resulting in a decrease in royalties payable.

      We expect our cost of license revenue as a percentage of license revenue to remain at approximately the same levels as 2003 during 2004.

Cost of Service Revenue

      Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Cost of service revenue	$1,057	$(1,993)	(65.3)%	$3,050	$(2,278)	(42.8)%	$5,238
As a percentage of service revenue	32.3%	—	(39.8)%	72.1%	—	(5.9)%	78.0%
As a percentage of total revenue	16.3%	—	(31.8)%	48.1%	—	22.2%	25.8%

      The decrease in absolute dollars of cost of service revenue in 2003 and 2002 was primarily due to the reduced level of payroll and related expenses together with a reduction in the associated overhead expenses that resulted from the reorganizations that occurred in October 2002 and July 2001, and continuing cost containment and reduction programs applied throughout 2003. The decrease in cost of service revenue as a percentage of service revenue in both periods was primarily a result of a reduction in infrastructure and overhead expenses associated with both our support and professional services departments, primarily stemming from the reorganization in October 2002.

      We expect cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during 2004.

Operating Expenses

Research and Development

      Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We have our research and development facilities in Israel.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Research and development	$4,487	$(1,572)	(25.9)%	$6,059	$(3,171)	(34.4)%	$9,230
As a percentage of total revenue	69.0%	—	(26.5)%	95.5%	—	50.8%	44.7%

      The decrease in research and development expenses during 2003 was primarily due to lower compensation and third party contractor costs and a reduction in depreciation expense. During 2003, we realized a full year of savings resulting from the reorganization of the Company in October 2002. Additionally, we significantly reduced our use of outside contractors and reduced headcount in our research and development department from 37 to 30 full-time employees through attrition and personnel management. The combination of these items reduced payroll and related expenses by approximately $750,000. A reduction in depreciation expense as result of reduced personnel and a significant decline in the acquisition of new property and equipment, resulted in an expense reduction of approximately $575,000.

      The decrease in research and development expenses during 2002 was primarily due to the reduction in our headcount from 60 to 37 full-time employees that resulted from the reduction-in-force we implemented on October 1, 2002, and the realization of a full year of savings from the reorganization of the Company in July 2001. Our research and development expenses also decreased in 2002 due to more effective cost management and the restructuring of our office lease costs in Israel following the reorganization.

      We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will moderately decrease in terms of absolute dollars during 2004.

Sales and Marketing

      Sales and marketing expenses consist of personnel and related costs for our direct sales force and our product management, marketing, business development, and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Sales and marketing	$6,272	$(4,026)	(39.1)%	$10,298	$(12,584)	(55.0)%	$22,882
As a percentage of total revenue	96.5%	—	(65.8)%	162.3%	—	51.4%	110.9%

      The decrease in sales and marketing expenses during 2003 resulted primarily from a reduction in personnel related costs, marketing programs, facilities expenses, and depreciation. Realizing the full effect of the reorganization of the Company in October 2002, plus additional personnel expense management during 2003, resulted in a savings of $2.5 million in payroll and related expenses. We significantly reduced our marketing program expenses beginning in the latter half of 2002 and continuing throughout 2003, resulting in savings of approximately $600,000. The closing of several sales and marketing offices in conjunction with the October 2002 reorganization resulted in a savings in 2003 of approximately $500,000. A reduction in depreciation expense as result of reduced personnel and a significant decline in the acquisition of new property and equipment, resulted in an expense savings of approximately $300,000.

      The decrease in sales and marketing expenses during 2002 was due primarily to the reduced level of headcount and related costs as a result of the reorganizations that occurred in both October 2002 and July 2001. We reduced the sales and marketing organization in the October 2002 reorganization from 52 to 26 full-time employees. Other significant factors were lower commissions earned, which was directly related to the lower levels of revenue, and reduced advertising and marketing program expenses and underlying fixed overhead. The increase in sales and marketing expenses as a percentage of total revenue during 2002 was due to a larger percentage decrease in total revenue as compared with the decrease in sales and marketing expenses.

      We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be offset by increased personnel expenses and, thus, we expect sales and marketing expenses will remain relatively flat during 2004.

General and Administrative

      General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, and legal, as well as the provision for bad debts.

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
General and administrative	$3,939	$(618)	(13.6)%	$4,557	$(5,937)	(56.6)%	$10,494
As a percentage of total revenue	60.6%	—	(11.2)%	71.8%	—	21.0%	50.8%

      During 2003, the decrease in general and administrative expenses was primarily due to a reduction in personnel and facilities expenses associated with the reorganization of the Company in October 2002. Realizing the full effect of the reorganization in October 2002, resulted in a reduction of approximately $400,000 in payroll and related expenses. In addition, the closing and consolidation of several offices in conjunction with the October 2002 reorganization resulted in a savings in 2003 of approximately $250,000. These reductions were offset in part by an increase in legal and other professional fees associated with the Company’s real estate holdings, IPO litigation, expenses related to the liquidation of certain European entities, expenses related to being a public company, and various employee litigation matters. These items increased in the aggregate during 2003 by approximately $200,000.

      The decrease in general and administrative expenses during 2002, was due in large part to a reduction of $2.7 million of bad debt expense recorded in 2001. Excluding the provision for bad debts, the decrease in 2002 was primarily a result of decreased payroll and related expenses as well as reductions in underlying fixed overhead expenses following the reduction in our headcount from 29 to 16 full-time employees resulting from the reorganization in October 2002, as well as a full year’s benefit from the reductions as a result of the reorganization in July 2001.

      We expect general and administrative expenses, excluding the provision for bad and doubtful debts, will decrease on an absolute basis over the next year due to realizing the full effects of the October 2002 reorganization and more effective cost management.

Restructuring Charges

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Restructuring and other charges	$443	$(4,235)	(90.5)%	$4,678	$1,853	65.6%	$2,825
As a percentage of total revenue	6.8%	—	(66.9)%	73.7%	—	60.0%	13.7%

      During 2002, we implemented a restructuring plan which included reducing our workforce by 61 employees, vacating some facilities, canceling office service leases, and writing-down fixed assets as a result of such employee terminations and office consolidation. During the three-month period ended September 30, 2002, we recorded a restructuring charge of $4.7 million, which included $1.6 million of severance and benefit costs, $2.7 million of facility costs, $200,000 related to the write-down of fixed assets, and $200,000 related to other restructuring costs. Additionally, in November 2003, we accrued a charge of approximately $443,000, of which approximately $289,000 related to the impairment of leased facilities in Canada, $120,000 related to a charge for settlement of leased space in San Jose, California, and approximately $34,000 related to other office lease impairment charges. For further information related to this restructuring, see Note 9 of the Notes to the Consolidated Financial Statements.

      During 2001, we approved a restructuring plan which included reducing our workforce by 63 employees, vacating certain facilities, canceling office service leases, and writing-down fixed assets. We recorded a restructuring charge of $2.8 million, which included $1.3 million related to severance and benefits costs, $1.4 million related to facility costs, and $100,000 of other related restructuring costs. For further information related to this restructuring, see Note 9 of the Notes to the Consolidated Financial Statements.

Write-off of Intellectual Property and Other Intangible Assets

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Write-off of intellectual property and other intangible assets	$—	$(1,764)	(100.0)%	$1,764	$1,764	100.0%	$—
As a percentage of total revenue	0.0%	—	(27.8)%	27.8%	—	27.8%	0.0%

      In conjunction with the restructuring we implemented during 2002, we changed our internal allocation of resources. As of June 30, 2002, we believed that it was unlikely that any future value would be realized from the wireless technology we acquired from Mobix Communications Ltd. This wireless technology had a carrying value of $1.8 million as of June 30, 2002, which was in excess of its fair value of zero. Therefore, we wrote-off the $1.8 million remaining carrying value of these intangibles during 2002.

Amortization of Intellectual Property, Other Intangibles, and Deferred Stock Compensation

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Amortization of intellectual property, other intangibles and deferred stock compensation	$—	$(1,782)	(100.0)%	$1,782	$(2,024)	(53.2)%	$3,806
As a percentage of total revenue	0.0%	—	(28.1)%	28.1%	—	9.6%	18.4%

      Amortization of intellectual property, other intangible assets and deferred stock compensation consists of amortization of deferred stock compensation related to grants of stock options prior to our IPO of $0 in 2003, $216,000 in 2002, and $674,000 in 2001, and amortization of intellectual property and other intangibles associated with the acquisition of certain assets from Mobix for approximately $0 in 2003, $3.1 million in 2002, and $1.5 million in 2001. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Intellectual property and other intangibles are being amortized on a straight-line basis over the estimated useful lives, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method.

Interest and Other Income, Net

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Interest and other income, net	$98	$(1,061)	(90.5)%	$1,172	$(865)	(42.5)%	$2,037
As a percentage of total revenue	1.7%	—	(16.8)%	18.5%	—	8.6%	9.9%

      Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. The decrease in interest and other income, net during 2003 and 2002 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and reduced interest rates. We expect interest and other income, net to continue to decrease during 2004 as we anticipate we will continue to use cash during 2004 and, as a result, we expect to earn less investment and interest income.

Write-Down of Equity Investments

	December 31,

		Change			Change

	2003	$	%	2002	$	%	2001

	(In thousands, except percentages)
Write-down of equity investments	$1,000	$1,000	100%	$—	$(2,500)	(100.0)%	$2,500
As a percentage of total revenue	15.4%	—	15.4%	0.0%	—	(12.1)%	12.1%

      In 2000, we invested in certain development-stage companies operating Internet-centric businesses which we believed had a significant strategic interest. Due to the economic slowdown and the significant decline in capital available to, and in the valuations of, the privately funded Internet-centric businesses, management determined that one of our investments had become impaired. Accordingly, in 2001, we recorded a charge of $2.5 million to reflect impairment of this asset below its recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. During September 2003, we determined our one remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining carrying value of that investment, or $1 million.

Income Taxes

      There is no provision for income taxes because we have incurred operating losses since our inception. As of December 31, 2003, we had approximately $93.0 million of Israeli net operating loss carry forwards and $5.1 million and $2.0 million of U.S. federal and state net operating losses carry forwards, respectively, available to offset future taxable income. The U.S. federal and state net operating loss carry forwards expire in varying amounts between the years 2004 and 2022. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings and Liabilities

      Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the Consolidated Financial Statements.

Liquidity and Capital Resources

      As of December 31, 2003, we had $14.5 million of cash, cash equivalents and short-term investments as compared to $23.8 million as of December 31, 2002.

      Net cash used in operating activities was $10.4 million and $18.4 million for the twelve months ended December 31, 2003 and 2002, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities is reflective of the restructuring that was implemented in the latter half of 2002 resulting in significant headcount and other operational cost reductions. Cash provided by investing activities was $5.4 million and $18.6 million for the twelve months ended December 31, 2003 and 2002, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was $1.1 million and $807,000 for the twelve months ended December 31, 2003 and 2002, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our employee Stock Purchase Plan, issuances related to the exercise of stock options and proceeds from shareholders’ notes receivable.

      As of December 31, 2003, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months from the date of this report. However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the BackWeb Offline Access Server, if we fail to develop key strategic relationships or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could harm our business.

Contractual Obligations

      The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands). We did not have long-term debt obligations, capital lease obligations, or purchase obligations as of such date.

		Payments Due by Period

		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years

Operating lease obligations	$2,878	$945	$1,933	$—	$—

Total contractual commitments	$2,878	$945	$1,933	$—	$—

      As part of the restructuring plan that began in the three months ended September 30, 2002, we entered into negotiations with our various landlords to renegotiate our lease obligations. We have reached agreement in principle with our landlords in San Jose, California, Toronto, Canada, and Ramat Gan, Israel whereby we were able to mitigate our lease obligations by, among other things, buying out certain of our obligations, subletting space or reducing rent or a combination of these. The amounts in the table reflect the final executed agreements, with the exception of our lease agreement in Canada, which is still in negotiation.

Effective Corporate Tax Rates

      Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies are generally subject to income tax at a rate of 36% of taxable income. The majority of our income, however, is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of the Company.

      All of these tax benefits are subject to various conditions and restrictions. See “Note 13 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of our Consolidated Financial Statements elsewhere in this report. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

      Since we have incurred tax losses through December 31, 2003, we have not yet used the tax benefits for which we are eligible. See Item 1, “Business — Risk Factors — Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.”

Impact of Inflation and Currency Fluctuations

      Most of our sales are denominated in U.S. dollars. However, we incur a large portion of our costs from our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation exceeds the devaluation of the foreign currency as compared to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are, and will be, affected by changes in the prevailing exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we do business in Europe. To date these fluctuations have not been material, primarily because we hedge through the use of forward contracts for our R&D expenses in Israel.

Recently Issued Accounting Pronouncements

      In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or operating results.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which established standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. Interpretation No. 46, as revised, clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable in the quarter ending March 31, 2004, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of Interpretation No. 46, as revised, is not expected to have a material impact on our financial position or results of operations.

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

      We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expand our market focus to include corporate intranets and other Web-based applications. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly Offline Access Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses.

      Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $10.7 million in the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of $138.6 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2004 and into 2005. As a result, we will need to generate significant revenue to achieve and maintain profitability.

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

We are increasingly relying on our direct sales force, rather than strategic partners, for revenue generation and this trend could negatively affect our revenues.

      Until recently, we had expected revenue to be generated increasingly through or by our various strategic partners or relationships and our business plans and budgets reflected such expectations. However, in the year ended December 31, 2003, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic partnerships will prove to be successful relationships, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our partners, such as IBM and SAP, and potential partners are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

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

      We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2003, we did not generate significant revenue from this reseller agreement, and we cannot assure you that we will derive significant revenue from any of our reseller agreements in the future. The failure to derive significant revenue from these agreements could adversely affect our business.

We derive approximately 60% of our total license revenue from our OAS product, and, if demand for OAS does not increase or decreases, our total revenue will not increase and may decrease.

      We currently derive approximately 60% of our total license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our license and consulting revenue, and an increasing amount of our maintenance revenue, from this product for the foreseeable future. Accordingly, our future operating results will depend on the demand for OAS by future customers. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for OAS or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition, and operating results.

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

      In addition, as we have introduced new versions of our products or new products, such as our OAS, we have experienced a decline in licensing revenue generated from our older products, such as Polite Sync Server and e-Accelerator, and we anticipate future declines in licensing revenue from these products. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends, in large part, on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue will decline significantly. Further, some of our customers are telecommunications or information technology companies, which have been forced to significantly reduce their operations in light of limited access to sources of financing and the national and global economic uncertainty. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline, which would likely materially and adversely affect our revenue, operating results and stock price.

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

      The Internet communications market is intensely competitive and rapidly changing. We expect that competition will intensify in the near-term because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is relatively new. Competition could impact us through price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well capitalized software companies in the world. Recently, for example, both Microsoft and IBM have announced product plans addressing the offline Web application market segment served by our OAS product. If such companies enter this market segment, we may not be able to compete successfully, and competitive pressures may harm our business.

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

      The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results.

      We recognize license revenue when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable, and collection of the fee is probable. If an arrangement requires acceptance testing or specialized professional services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for specialized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.

Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.

      To date, our customers have typically taken a long time to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

If the economic slowdown continues, or if our revenue does not increase over the next two years, we may have to implement additional plans in order to reduce our operating costs.

      As a result of the economic slowdown, in the third quarter of 2002, we announced a restructuring plan to reduce our operating costs to match the current business environment, which was implemented in the fourth quarter of 2002. We also previously implemented a restructuring plan in July 2001. If the economic slowdown continues, or if our revenue does not increase from its current level over the next two years, we may have to implement additional plans to reduce our operating costs, which could cause us to incur additional restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

We may experience tax liabilities in connection with the liquidation of wholly owned subsidiaries that have ceased trading.

      As a result of the restructuring plans we announced on July 1, 2001 and September 30, 2002, we ceased commercial operations of the following subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies G.m.b.H., BackWeb Technologies S.a.r.l., BackWeb Technologies A.B., BackWeb Canada Inc., and BackWeb K.K. Ltd. We decided to liquidate these companies in order to further streamline our operations and to simplify our legal entity structure. We cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might be required to pay significant taxes and penalties, which could adversely affect our cash balances and results of operations.

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

      Revenue from customers outside the United States represented approximately $1.6 million, or 24% of our total revenue, for the year-ended December 31, 2003, and $2.9 million, or 46% of our total revenue, for the year-ended December 31, 2002. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

Recently enacted legislation and regulatory changes may cause us to incur increased costs, limit our ability to obtain director and officer liability insurance, and make it more difficult for us to attract and retain qualified officers and directors.

      Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and Nasdaq, have required changes in some of our corporate governance and accounting practices. We expect these laws, rules, and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. The new rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly on our audit committee, or as executive officers. We are presently evaluating the effect these new rules will have on our operations in particular, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly reduce our net income and earnings per share.

      There has been ongoing public debate whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in 2003, had we accounted for stock-based compensation plans as a compensation expense, annual diluted earnings per share would have been reduced by $0.05 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel.

      We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. We cannot predict the effect on BackWeb of an increase in the degree of violence in Israel or of any possible military action elsewhere in the Middle East. If Israel’s economy is impaired by a high inflation rate or if the timing of the devaluation of the NIS against the U.S. dollar were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.

      Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past. The expiration date currently is June 30, 2004 (which may be extended by ministerial decision until December 31, 2004), and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after June 30, 2004 or that the benefits will be continued in the future at their current levels or at any level.

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

      We have been informed by our legal counsel in Israel, Naschitz, Brandes & Co., that there is doubt as to the enforceability of civil liabilities under U.S. securities laws in original actions instituted in Israel. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court that was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment is no longer able to be appealed;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

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

      Provisions of Israel corporate and tax law and of our articles of association, such as our staggered Board, may have the effect of delaying, preventing or making more difficult a merger or other acquisition of BackWeb, even if an acquisition would be beneficial to our shareholders.

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

Our stock is listed on the Nasdaq SmallCap Market and our continued listing on the Nasdaq SmallCap Market listing is not assured.

      We do not currently meet the listing requirements necessary for our Ordinary Shares to be listed on the Nasdaq National Market System, or NMS. Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the NMS and began trading on the Nasdaq SmallCap Market. The listing of our Ordinary Shares on the Nasdaq SmallCap Market may be perceived as a negative by investors and may adversely affect the liquidity and trading price of our Ordinary Shares. We may be unable to re-list our Ordinary Shares on the NMS.

      We have met the initial and continued listing criteria for the Nasdaq SmallCap Market. As a foreign company we are not required to meet the minimum bid price requirement of $1.00 per share. Therefore, we will remain eligible to be quoted on the Nasdaq SmallCap Market, subject to our compliance with the other continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At December 31, 2003, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

Holders of our Ordinary Shares who are United States residents face income tax risks.

      We believe that we will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our Ordinary Shares and may cause a reduction in the value of such shares. For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset, which produces passive income. Passive income also includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. As a result of our cash position and the decline in the value of our stock, we might be considered a PFIC under a literal application of the asset test that looks solely to market value. If we are a PFIC for U.S. federal income tax purposes, holders of our Ordinary Shares who are residents of the United States (“U.S. Holders”) would be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale of Ordinary Shares.

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

      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of December 31, 2003. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      We develop products in Israel and sell them in the U.S., Canada, Europe and Israel. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

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

Item 8.     Financial Statements and Supplementary Data

      The following are summaries of consolidated quarterly financial data for the years ended December 31, 2003 and 2002:

	First Qtr	Second Qtr	Third Qtr	Fourth Qtr

	Unaudited
	(In thousands, except per share data)
2003
Revenue	$1,527	$1,465	$1,754	$1,756
Gross profit	1,251	1,183	1,486	1,397
Net loss	(3,638)	(2,608)	(2,490)	(1,990)
Basic and diluted net loss per share	(0.09)	(0.07)	(0.06)	(0.05)
2002
Revenue	2,311	1,791	902	1,343
Gross profit	1,172	825	43	1,044
Net loss	(5,652)	(5,540)	(11,300)	(2,390)
Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.29)	$(0.06)

(b)	Financial Statements

      The following consolidated financial statements and the related notes thereto of BackWeb Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

Report of Ernst & Young LLP, Independent Auditors

Report of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Shareholders’ of

BackWeb Technologies Ltd.

      We have audited the accompanying consolidated balance sheet of BackWeb Technologies Ltd. (the “Company”) and its subsidiaries as of December 31, 2003, and the related consolidated statement of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, CA

January 27, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders’ of

BackWeb Technologies Ltd.

      We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (the “Company”) and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed at Item 15(a)2. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2002 and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Tel-Aviv, Israel

February 4, 2003

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,026	$4,782
Short-term investments	10,431	18,975
Trade accounts receivable, net of allowance for doubtful accounts of $2,150 and $2,046 at December 31, 2003 and 2002, respectively	2,403	1,659
Other accounts receivables and prepaid expenses	782	1,523

Total current assets	17,642	26,939
Long-term investments and other long term assets	572	1,387
Property and equipment, net	301	1,083

Total assets	$18,515	$29,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$286
Accrued liabilities	3,813	5,054
Deferred revenue	1,125	1,265

Total current liabilities	5,341	6,605
Accrued severance pay, net	108	114
Long-term deferred revenue	105	169
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, nominal value NIS 0.01 per share; 50,000,000 shares authorized and zero outstanding at December 31, 2003 and December 31, 2002, Series E Preferred Shares, nominal value NIS 0.01 per share; zero and one share authorized and issued and outstanding at December 31, 2003 and December 31, 2002, respectively	—	—
Ordinary Shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at December 31, 2003 and 2002; 40,560,182 and 39,772,254 shares issued and outstanding at December 31, 2003 and 2002, respectively	151,496	150,867
Notes receivable from shareholders	—	(506)
Accumulated other comprehensive income (loss)	9	(22)
Accumulated deficit	(138,544)	(127,818)

Total shareholders’ equity	12,961	22,521

Total liabilities and shareholders’ equity	$18,515	$29,409

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue:
License	$3,232	$2,119	$13,807
Service	3,270	4,228	6,831

Total revenue	6,502	6,347	20,638
Cost of revenue:
License	128	213	443
Service	1,057	3,050	5,238

Total cost of revenue	1,185	3,263	5,681

Gross profit	5,317	3,084	14,957

Operating expenses:
Research and development	4,487	6,059	9,230
Sales and marketing	6,272	10,298	22,882
General and administrative	3,939	4,557	10,494

Restructuring and other charges	443	4,678	2,825
Write-off of intellectual property and other purchased intangible assets	—	1,764	—
Amortization of intellectual property and other intangible assets	—	1,566	3,132
Amortization of deferred stock compensation	—	216	674

Total operating expenses	15,141	29,138	49,237

Loss from operations	(9,824)	(26,054)	(34,280)
Interest and other income, net	98	1,172	2,037
Write down of equity investments	(1,000)	—	(2,500)

Net loss	$(10,726)	$(24,882)	$(34,743)

Basic and diluted net loss per share	$(0.27)	$(0.63)	$(0.91)

Weighted average number of shares used in computing basic and diluted net loss per share	40,000	39,284	38,225

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Series E				Notes		Accumulated
	Preferred Shares		Ordinary Shares		Receivable	Deferred	Other			Total
					From	Stock	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shareholders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 2000	1	$3,454	38,047,738	$146,751	$(2,486)	$(890)	$(206)	$(68,193)	$—	$78,430
Issuance of Ordinary Shares pursuant to options exercised, ESPP and exchange of Series E preferred shares, net	—	—	642,669	601	—	—	—	—	—	601
Forfeiture of restricted shares	—	—	(77,079)	(238)	238	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	1,013	—	—	—	—	1,013
Amortization of deferred stock compensation	—	—	—	—	—	674	—	—	—	674
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(34,743)	(34,743)	(34,743)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	606	—	606	606

Total comprehensive loss	—	—	—	—	—	—	—	—	(34,137)	—

Balance at December 31, 2001	1	3,454	38,613,328	147,114	(1,235)	(216)	400	(102,936)	—	46,581
Issuance of Ordinary Shares pursuant to options exercised and ESPP	—	—	736,714	299	—	—	—	—	—	299
Exchange of Series E preferred shares	(1)	(3,454)	422,212	3,454	—	—	—	—	—	—
Forgiveness of shareholder loan	—	—	—	—	221	—	—	—	—	221
Repayment of notes receivable from shareholders	—	—	—	—	508	—	—	—	—	508
Amortization of deferred stock compensation	—	—	—	—	—	216	—	—	—	216
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,882)	(24,882)	(24,882)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	—	(382)	—	(382)	(382)
Unrealized loss on forward exchange contracts							(40)	—	(40)	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	(25,304)	—

Balance at December 31, 2002	—	—	39,772,254	150,867	(506)	—	(22)	(127,818)	—	22,521
Issuance of Ordinary Shares pursuant to options exercised, ESPP and exchange of Series E preferred shares, net	—	—	787,928	629	—	—	—	—	—	629
Forfeiture of restricted shares	—	—	—	—	—	—	—	—	—	—
Repayment of notes receivable from shareholders	—	—	—	—	506	—	—	—	—	506
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,726)	(10,726)	(10,726)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	31	—	31	31

Total comprehensive loss	—	—	—	—	—	—	—	—	$(10,695)	—

Balance at December 31, 2003	—	$—	40,560,182	$151,496	$—	$—	$9	$(138,544)	—	$12,961

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net loss	$(10,726)	$(24,882)	$(34,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of intellectual property and other intangibles	—	1,764	—
Amortization of intellectual property and other intangible assets	—	1,566	3,132
Amortization of deferred stock compensation	—	273	1,136
Provision for bad and doubtful debts	104	205	2,948
Depreciation	878	2,262	2,235
Loss on disposal of property and equipment	—	71	—
Forgiveness of shareholder loan	—	221	—
Write down of an equity investment	1,000	—	2,500
Changes in operating assets and liabilities:
Trade accounts receivable	(848)	1,665	1,923
Other accounts receivables, prepaid expenses and other long-term assets	556	1,523	280
Accounts payable and accrued liabilities	(1,130)	(1,978)	(71)
Deferred revenue	(204)	(1,065)	(1,571)

Net cash used in operating activities	(10,370)	(18,375)	(22,231)

Investing activities
Purchases of property and equipment	(96)	(60)	(1,566)
Purchases of short-term investments	—	(6,656)	(27,581)
Proceeds from sales of short-term investments	8,575	11,857	46,768
Purchases of long term investments	—	—	(500)

Net cash provided by investing activities	8,479	5,141	17,121

Financing activities
Repayment of shareholders’ loans	—	—	(371)
Proceeds from repayment of shareholders’ notes receivable	506	508	1,013
Proceeds from issuance of Ordinary Shares pursuant to options exercised and ESPP	629	299	601

Net cash provided by financing activities	1,135	807	1,243

Net increase or (decrease) in cash and cash equivalents	(756)	12,427	(3,867)
Cash and cash equivalents at beginning of the year	4,782	17,209	21,076

Cash and cash equivalents at end of the year	$4,026	$4,782	$17,209

Supplemental Disclosure of non-cash Investing and Financing Transactions
Exchange of Series E Preferred Stock to Ordinary Shares	$—	$3,454	$—

Forfeiture of restricted shares	$—	$—	$238

Interest paid	$—	$—	$10

Taxes paid	$78	$59	$121

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

      BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb”, or “the Company”) is a provider of offline Web infrastructure software and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential document and applications offline. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. The Company sells its products primarily to end users from a variety of industries, including the telecommunications, financial, computer industries; through its direct sales force, resellers and OEMs.

      The BackWeb group of companies consists of wholly owned subsidiaries operating as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; and BackWeb Technologies Europe Limited, a United Kingdom corporation with a branch in Germany.

      Four subsidiaries ceased commercial operations in January 2002 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies B.V., a Netherlands corporation, BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation, BackWeb Technologies GmbH, a German corporation, and BackWeb Technologies S.a.r.l., a French corporation. Two subsidiaries ceased commercial operations in September 2001 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies A.B., a Swedish corporation, and BackWeb K.K. Ltd., a Japanese corporation. All six of the above named subsidiaries are in various stages of liquidation with the exception of BackWeb K.K. Ltd., which was fully liquidated as of December 31, 2003.

      The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

2.	Summary of Significant Accounting Policies

      The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are:

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from these estimates.

Financial Statements in U.S. Dollars

      The Company prepares its financial statements in U.S. dollars, which is also its functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the Company’s research and development expenses is incurred in New Israeli Shekels (“NIS”). However most of the expenses are denominated and determined in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional and reporting currency of BackWeb Technologies Ltd. and its subsidiaries.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations”. Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in interest and other income, net for the years ended December 31, 2003, 2002 and 2001 was a loss of $13,000, a gain of $22,000 and a loss of $201,000, respectively.

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

Short-Term Investments

      The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

      Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices with all unrealized gains and losses reported in comprehensive income/ loss, a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium are included in interest and other income, net. Realized gains and losses and declines in value of securities judged to be other than temporary have not been material. The cost of securities sold is based on the specific identification method.

Long-Term Investments

      Investments in non-marketable securities in which the Company holds less than 20% of the capital stock of the entity are recorded at the lower of cost or estimated fair value, since the Company does not have the ability to exercise significant influence over operating and financial policies of the investee.

      The Company periodically assesses the recoverability of the carrying amount of long-term investments and provide for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. During 2001, based on a review of its investments, the Company recorded a non-cash charge of $2.5 million to write-down an equity investment. During 2003, based on a review of its investments, the Company recorded a non-cash charge of $1.0 million to write-down an equity investment.

Other Long-Term Assets

      Other long-term assets are primarily comprised of security deposits related to leased facilities which are recorded at cost.

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

      The Company’s property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is assessed by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      During 2002 the Company recorded losses from write-off of property and equipment, which it ceased to use, in the amount of $575,000 of which $375,000 was recorded as a Research and Development expense and $200,000 related to the restructuring charge discussed in Note 9. As of December 31, 2003 no further impairment losses had been identified.

Intellectual Property and Other Purchased Intangible Assets

      Intellectual property and other purchased intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001 were amortized on a straight-line basis over their useful lives of between two to three years in accordance with APB Opinion No. 17 “Intangible Assets”.

      The Company’s intellectual property and other purchased intangible assets are reviewed for impairment in accordance with SFAS No. 144 at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is assessed by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on SFAS No. 144, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of the Company’s intangibles during the year ended December 31, 2002. As of December 31, 2002 and 2003, the carrying value of the intellectual property and other purchased intangible assets was zero.

Revenue Recognition

      The Company derives revenue primarily from software license fees, maintenance service fees, and consulting services paid directly by corporate customers and resellers and, to a lesser extent, from royalty fees from OEMs. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right to use the Company’s products. As described below, management estimates must be made and used in connection with the revenue the Company recognizes in any accounting period.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

      The Company licenses its products on a perpetual and on a term basis. It recognizes license revenue arising from perpetual licenses and multi-year term licenses in the accounting period that all revenue recognition criteria have been met, which is generally upon delivery of the software to the end user. For term licenses with a contract period of less than one year or less, revenue is recognized on a monthly basis.

      At the time of each transaction, the Company assesses whether the fee associated with its license sale is fixed and determinable. If the fee is not fixed or determinable, the Company recognizes revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, the Company compares the payment terms of the transaction to its normal payment terms. The Company assesses the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. The Company does not request collateral from its customers. If credit worthiness cannot be established the Company defers the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.

      Service revenue is primarily comprised of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and recognize this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. The Company generally charges for consulting services on a time and materials basis and recognize revenue from such services as they are provided to the customer. The Company accounts for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. The Company’s arrangements do not generally include acceptance clauses. However if an acceptance provision exists, then the Company defers revenue recognition until written acceptance of the product from the customer is received.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Research and Development

      Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2003, the Company had recognized all software development costs to research and development expense in the period incurred.

Advertising Costs

      The Company accounts for advertising costs as an expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was approximately $2,000, $0 and $48,000, respectively.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Forward Exchange Contracts

      The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and require that all derivatives be recorded on the balance sheet at fair value. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative change in fair value is recognized in earnings. For all periods reported herein, gains or losses related to hedge ineffectiveness were immaterial. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings.

      The Company conducts its business and sells its products directly to customers primarily in North America and Europe. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company’s policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. At December 31, 2003, the face value of these foreign currency forward contracts was $900,000, and the change in fair value of such contracts was not material to the Company’s financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, forward exchange contracts and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. At December 31, 2003 management believed that the forward exchange contracts were conducted with financial institutions that are financially sound and, accordingly, minimal credit risk exists with respect to these investments. Other than the forward exchange contracts noted in the previous paragraph, the Company has no significant off-balance-sheet concentration of credit risk such as option contracts or other foreign hedging arrangements.

      The Company sells its products to customers primarily in North America and Europe. The Company performs ongoing credit reviews of its customers’ financial condition and generally do not require collateral. The Company maintains reserves to provide for estimated credit losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad and doubtful debts in the years ended December 31, 2003, 2002 and 2001 were $104,000, $205,000 and $2,948,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2003, 2002 and 2001 totaled $0, $1,116,000 and $1,029,000, respectively.

Net Loss Per Share

      Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus dilutive potential Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share.”

      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(10,726)	$(24,882)	$(34,743)
Basic and diluted:
Weighted-average shares	40,299	39,339	38,393
Less weighted-average shares subject to Repurchase	(299)	(55)	(168)

Shares used in computing basic and diluted net loss per share	40,000	39,284	38,225

Basic and diluted net loss per share	$(0.27)	$(0.63)	$(0.91)

      All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 6,991,080, 8,772,774 and 10,433,294 for the years ended December 31, 2003, 2002 and 2001, respectively.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock options and shares issued under its Employee Stock Purchase Plan. Under APB 25, when the exercise price of the Company’s stock options or shares is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

      Pro forma information regarding the Company’s net loss and net loss per share is required by Statement of Financial Accounting Standard No. 123 “Accounting for Stock Based Compensation” (“SFAS No. 123”) and has been determined as if the Company had accounted for its employee stock options or shares under the fair value method prescribed by SFAS No. 123.

      The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 and the following assumptions:

	Year Ended
	December 31,

Stock Options	2003	2002	2001

Risk-free interest rates	3.3%	3.8%	4.2%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	123%	121%	138%

	Year Ended
	December 31,

Stock Purchase Shares	2003	2002	2001

Risk-free interest rates	3.3%	3.8%	4.2%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Expected volatility	123%	121%	138%

      Pro forma information under SFAS No. 123 is as follows:

	December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net loss as reported	$(10,726)	$(24,882)	$(34,743)
Less — stock based expense reported in net loss	0	216	674
Add — stock based compensation expense determined under the fair value method	(2,155)	(3,685)	(39,697)

Pro forma net loss	$(12,881)	$(28,351)	$(73,766)

Pro forma basic and diluted net loss per share	$(0.32)	$(0.72)	$(1.93)

Basic and diluted net loss per share	$(0.27)	$(0.63)	$(0.91)

      The Company applied SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the commitment date.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance Pay

      The Company’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Israeli employees are entitled to one month’s salary for each year of employment or a proportional part thereof for a partial year of employment, after the first year of employment. The Company’s liability for all of its Israeli employees is fully provided by monthly deposits with insurance policies and by an accrual for severance pay.

      The funds deposited include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies and includes immaterial profits.

      Severance expenses relating to Israeli employees for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $456,000, $332,000 and $856,000, respectively.

Fair Value of Financial Instruments

      The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments.

      The carrying amounts of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate their fair value due to the short-term maturity of such instruments.

      The fair value for marketable securities is based on quoted market prices (See Note 3).

      Under SFAS No. 133, derivatives are carried on the balance sheet at fair value. The fair value of foreign currency forward contracts is estimated by obtaining current quotes from appropriate financial institutions.

Accumulated Other Comprehensive Income/ Loss

      Accumulated other comprehensive income/ loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity consists of net unrealized gains and losses on short-term investments and net unrealized gains and losses on foreign currency forward contracts.

      The following are the components of accumulated other comprehensive income/ loss (in thousands):

	December 31,

	2003	2002

Beginning balance	$(22)	$400
Unrealized loss on forward exchange contracts	—	(40)
Unrealized gain/(loss) on available-for-sale investments	31	(382)

Total accumulated other comprehensive income (loss)	$9	$(22)

Recently Issued Accounting Pronouncements

      In 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 improves financial reporting by requiring that a liability for a cost associated

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or operating results.

      In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), which established standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. Interpretation No. 46, as revised, clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable in the quarter ending March 31, 2004, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of Interpretation No. 46, as revised, is not expected to have a material impact on the Company’s financial position or results of operations.

3.	Short-Term Investments

      The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,

	2003			2002

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Losses	Fair Value	Cost	Gains	Fair Value

Commercial paper	$9,001	$—	$9,001	$13,490	$—	$13,490
Certificates of deposit	1,421	9	1,430	—	—	—
Corporate debt securities	—	—	—	5,467	18	5,485

Totals	$10,422	$9	$10,431	$18,957	$18	$18,975

      At December 31, 2003, the total amounts of investments due within one year and due after one year were $9.2 million and $1.2 million, respectively.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment, net

      Property and equipment, net at cost consists of the following (in thousands):

	December 31,

	2003	2002

Computer and peripheral equipment	$3,871	$3,856
Office, furniture and equipment	2,613	2,604
Leasehold improvements	1,128	1,113

	7,612	7,573
Less: accumulated depreciation	(7,311)	(6,490)

Property and equipment, net	$301	$1,083

      Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $878,000, $2,262,000 and $2,235,000, respectively. See Note 9 regarding impairment of property and equipment.

5.	Intellectual Property and Other Purchased Intangible Assets

      On June 27, 2000, the Company acquired certain assets, including the software and intellectual property owned, licensed or developed by Mobix Communications Ltd., a company incorporated under the laws of the State of Israel (“Mobix”), for an aggregate amount of $16.4 million pursuant to a Software and Asset Purchase Agreement, dated June 4, 2000. The Company allocated the purchase price to the following intangible assets: $8.4 million to in-process research and development (“IPR&D”), $5.3 million to intellectual property and $2.7 million to assembled work force and to other intangibles. The capitalized intangible assets were being amortized on a straight-line basis over their expected useful lives of two to three years.

      In conjunction with the Company’s third quarter of 2002 restructuring (see Note 9), the Company determined that it was unlikely that any future value would be realized from the wireless technology that was acquired from Mobix. As of June 30, 2002, the carrying value of the wireless technology was $1.8 million, which was determined to be in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value during the year ended December 31, 2002. Net intangible assets at December 31, 2002 and 2003 were $0.

      Amortization expense related to intellectual property and other purchased intangible assets, excluding the impairment noted above, was $1.5 million in 2002 and $3.1 million in 2001.

6.	Long-Term Investments

      The Company was one of a group of lenders (collectively, the “Lenders”) that entered into a Convertible Loan Agreement, dated as of August 1, 2001, by and between Emony Ltd., now called Red Bend Ltd., an Israeli private company, and the Lenders pursuant to which the Lenders granted Emony a convertible loan in the aggregate amount of $2,150,000 (the “Loan Amount”) for working capital purposes. The Loan Amount bore interest at the LIBOR rate for 6 months loans as quoted by Bank Leumi Israel Ltd. plus 1.5% per annum, compounded monthly, and was repayable, unless converted, in full on September 20, 2002. The Loan Amount could not be prepaid in whole or in part without the Lenders consent. In the event that Emony closed a financing resulting in net aggregate cash proceeds of at least $5 million at a price of at least $1.34, the outstanding portion of the Loan Amount would automatically convert into Series B1 Preferred Shares (the “Preferred Shares”) of Emony at a conversion price of $1.34 per share. In addition, until such an investment was received, any of the Lenders could demand through the exercise of a warrant granted pursuant to the Loan Agreement to convert its portion of the Loan Amount into such Preferred Shares. The Company’s

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the Loan Amount was $500,000, for which the Company received the warrant described above and a Promissory Note.

      The first part of this two-part investment in Emony Ltd. occurred on November 1, 2000, when the Company acquired 483,600 shares of Series B Preferred Shares of Emony Ltd., representing approximately 7% of its share capital, in exchange for payment of $500,000 under the Share Purchase and Shareholders Agreement dated October 10, 2000 between Emony Ltd., the Company and various other investors. Further, under such Share Purchase and Shareholders Agreement, the Company was granted (a) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as maybe purchased in exchange for $500,000, based on a pre-exercise valuation of Emony Ltd. of $10,000,000 on a fully-diluted and as converted basis; and (b) a warrant to purchase Series B Preferred Shares of Emony Ltd. in an amount as may be purchased in exchange for $930,233, based on a pre-exercise valuation of Emony Ltd. of $15,000,000 on a fully-diluted and as converted basis.

      On October 3, 2000, the Company acquired 1,197,679 shares of Series B Preferred Stock of 3Path, Inc. (formerly DeliverEx, Inc.), representing approximately 12% of its share capital, in exchange for payment of $2,500,000 under the Stock Purchase Agreement for Series B Convertible Preferred Stock dated February 2, 2000 between 3Path, Inc., BackWeb and various other investors.

      In July 2002, in connection with an investment of $1,700,000 in Red Bend by certain existing shareholders of Red Bend, all Lenders agreed to exercise their warrants, agreeing to convert the Loan Amount into Series B Preferred Shares par value NIS 0.01 each, instead of Series B1 Preferred Shares par values NIS 0.01 each as originally provided under the Loan Agreement. As a result of this exercise and conversion, the Company received 1,339,997 shares of Series B Preferred Shares of Red Bend. In addition, the Company, along with other investors in Red Bend, agreed to cancel warrants it had received in connection with its earlier investment in Red Bend.

      Long-term investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such investments may not be recoverable. Accordingly, in 2001, the Company recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. In March 2003, the Company determined the remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining investment balance of $1.0 million.

7.	Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2003	2002

Accrued employees compensation and related expense	$1,780	$1,737
Sales and marketing events	12	149
Restructuring accrual	534	1,413
Other	1,487	1,755

	$3,813	$5,054

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Parties

Shareholders’ Loans

      In 1995, the Company signed an agreement (“Founding Agreement”) with its early stage investors (the “Early Investors”), according to which the Early Investors provided the Company with loan (the “loan”) financing in the amount of $500,000. The loan was fully paid during 2001.

Stock Options

      Pursuant to the Founding Agreement, the Company granted to its Early Investors the right to grant stock options for up to 792,167 Ordinary Shares to any person or entity. Through December 31, 2002, all options had been granted. This pool of options was used by the Early Investors in granting options to employees and consultants of BRM Technologies Ltd. (“BRM”) and other related companies.

      Certain shareholders and officers of the Company have a controlling interest in BRM, another company deemed to be a related party.

Revenue from Related Parties

      Gil Shwed serves as Chief Executive Officer of Check Point Software Technologies Ltd. (“Checkpoint”), as well as on the Board of Directors of BackWeb. Based on this relationship, the Company has deemed Checkpoint to be a related party. Additionally, based on the Company’s investment in Red Bend Ltd., the Company deems Red Bend to be a related party. During 2003, 2002 and 2001, the Company recognized revenue of $17,000, $189,000 and $350,000, respectively, related to products licensed to these related parties. As of December 31, 2003 and 2002, there were no balances included in trade accounts receivable from related parties.

Purchase with Related Parties

      In the year ended December 31, 2001, the Company licensed software from Red Bend Ltd. for a license fee in the amount of $500,000.

9.	Restructuring and Other Charges

      On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring)”, and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” (“SAB No. 100”) the Company recorded a charge in 2002 of $4.7 million which consisted of $1.6 million of severance and benefit costs, which included forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility costs, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring costs. The $1.6 million charge was related to severance and benefits to terminate 61 employees representing approximately 44% of the Company’s global workforce employed as of September 30, 2002. The $2.7 million charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments. In November 2003, the Company accrued an additional charge of approximately $443,000 due to a change in estimate on its facilities costs, of which approximately $289,000 related to the impairment of lease space in its Canadian subsidiary, $120,000 related to an exchange of Warrants to the landlord as part of the final settlement of lease space at its headquarters in San Jose, California and approximately $34,000 of other office lease impairment charges.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 2, 2001 the Company announced a restructuring plan, which was implemented in the three-months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling office service leases as a result of employee terminations and office consolidation. The Company recorded a charge of $2.8 million, which consisted of $1.3 million of severance and benefit costs, $1.4 million of facility costs and $100,000 related to other related restructuring cost. The $1.3 million charge is related to severance and benefits to terminate 63 employees, which represented approximately 25% of the Company’s global workforce employed as of June 30, 2001. The $1.4 million restructuring charge represents early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001 related to the closure and consolidation of offices in Europe, Japan and the United States.

      The following table summarizes the costs and activities related to the 2001 and 2002 restructurings (in thousands):

	Involuntary
	Terminations	Facilities and Other	Total

Total charge — 2001 restructuring	$1,300	$1,500	$2,800
Cash payments — 2001 restructuring	(700)	(1,300)	(2,000)
Balance at December 31, 2001	600	200	800
Cash payments — 2001 restructuring	(600)	(200)	(800)
Total charge — 2002 restructuring	1,600	3,100	4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	(1,100)	(1,400)
Change in estimate	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	$—	$500	$500

10.	Commitments and Contingencies

Leases

      The Company leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows (in thousands):

2004	$945,000
2005	966,000
2006	902,000
2007	65,000

$2,878,000

      Rent expense, net approximated $1,283,000, $4,505,000 and $3,723,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Certain of the Company’s leases include escalation clauses. The Company recognized approximately $36,000 of sublease income in 2003, which was offset against rent expense. Approximately $500,000 of these future rental payments have been accrued for under the restructuring accrual.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

      From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

      BackWeb, six of the Company’s officers and directors, and various underwriters for its initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the case asserts that the prospectus from its June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of its stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has been set. A proposal has been made for the settlement and release of claims against the issuer defendants, including the Company. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court. If the settlement does not occur, and the litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously.

      However, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if it ultimately prevails. The Company has accrued what it considers to be the appropriate deductible under the insurance policy with regard to legal expenses for the pending class action.

      The Company and certain of its officers are currently parties to various other legal proceedings and may become involved, from time to time, in other legal proceedings in the ordinary course of the Company’s business activities in the future. In the event there is an adverse outcome with respect to any of these proceedings, the Company’s business could be harmed. Thus, the Company cannot provide assurances that these lawsuits will not materially and adversely affect the Company’s business, results of operations or share price.

Letter of Credit

      In February 2001, the Company signed a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC). In conjunction with its lease renegotiation in San Jose, CA, the Company extended this letter of credit to a total of $500,000 in favor of Equity Office LLC in October 2003. The letter of credit extends to the end of the lease in January 2007.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity

Ordinary Shares

      Ordinary Shares subject to future issuance are as follows:

	December 31,

	2003	2002

Exercise of outstanding options	6,791,080	8,772,774
Ordinary Shares available for grant under stock option plans	6,717,446	7,711,094

	13,508,526	16,483,868

      Holders of Ordinary Shares have one vote for each Ordinary Share held on all matters submitted to a vote of shareholders. Such voting rights may be affected by the grant of any special voting rights to the holders of a class of shares with preferential rights that may be authorized in the future. Under current Israeli law the Company cannot declare and pay a dividend unless the Company has a positive balance of retained earnings from which the dividend may be declared and paid. If the Company were to declare dividends in the future, the Company would declare those dividends in NIS but pay those dividends to its non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation between the date when the dividends were declared and the date the dividends were paid. The Company has not paid dividends in the past.

Preferred Stock

      The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2003.

      The Company issued Series E Preferred Shares in connection with its acquisition of Lanacom Inc. in July 1997, and represented shares of Lanacom and/or BackWeb Canada Inc. that were exchangeable on a three-for-one basis for the Company’s Ordinary Shares. During 2002, the last holders of the exchangeable shares exchanged their shares for 422,212 Ordinary Shares of its common stock and the Series E Preferred Share was returned to the Company and converted into Ordinary Shares, which are held in the Company’s treasury.

Stock Option Plans

      Under the 1996 Israel Stock Option Plan (the “1996 Israel Plan”), the Company is authorized to grant options to purchase Ordinary Shares to its Israeli employees and other eligible participants. Options granted under the 1996 Israeli Plan expire seven years from the date of grant and terminate upon the termination of the option holders employment or other relationship with BackWeb. The options under the 1996 Israel Plan will vest as determined by the plan administrator and generally vest over a four-year period. The 1996 Israel Plan does not have a termination date. Stock options cancelled or forfeited are credited back to the stock option pool.

      Under the 1996 U.S. Stock Option Plan (the “1996 U.S. Plan”), the Company is authorized to grant incentive stock options to employees and non-statutory stock options to employees, officers, directors and consultants at BackWeb or any other member of the BRM group. Options granted under the 1996 U.S. Plan expire no later than seven years from the date of grant and generally vest over a four-year period. BackWeb is no longer granting options under the 1996 U.S. Plan. In the event of merger, sale or dissolution of the Company, all options will terminate immediately, except to the extent a successor corporation assumes the options.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1998 U.S. Option Plan (the “1998 U.S. Plan”), the Company is authorized to grant incentive stock options to employees and non-statutory stock options and Share Purchase Rights to employees, directors and consultants. Options and share purchase rights under the 1998 U.S. Plan will vest as determined by the plan administrator and, if not assumed or substituted by a successor corporation will accelerate and become fully vested in the event of an acquisition of the Company. The exercise price of options and share purchase rights granted under the 1998 U.S. Plan will be as determined by the plan administrator, although the exercise price of incentive stock options must not be less than the fair market value of its Ordinary Shares at the date of the grant. Options granted under the 1998 U.S. Plan generally vest over four years. Stock options cancelled or forfeited are credited back to the stock option pool. The plan administrator may amend, modify or terminate the 1998 U.S. Plan at any time as long as such amendment, modification or termination does not impair vesting rights of 1998 U.S. Plan participants. The 1998 U.S. Plan will terminate in 2008, unless terminated earlier by the plan administrator.

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

      The Company introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. The Company has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. During 2003, 196,691 total shares were issued all of which were issued at $0.20 share. During 2002, 453,025 total shares were issued of which 377,140 shares were issued at $0.48 per share and 75,885 shares were issued at $0.23 share. As of December 31, 2003, 1,820,608 shares were available for grant under the Employee Stock Purchase Plan. The weighted average per share value of the shares at December 31, 2003, 2002 and 2001 was approximately $0.12, $0.29 and $0.88, respectively.

      In February 2001, the Company implemented a voluntary stock option exchange program for its employees. Under the program, each employee was offered the opportunity to cancel all, or part of,

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding stock options previously granted to them from June 8, 1999 through and including January 15, 2001 (but excluding those options granted on November 1, 2000, with a set vesting schedule) in exchange for an equal number of new options. The new options were granted after six months and one day from cancellation, the exercise price of the new options was the fair market value as of the new date of grant and the vesting schedule of the new options was unchanged from that of the cancelled options. The new options were granted to the employee only if the employee was continually employed by the Company through the date the new options were granted. Members of the Company’s Board of Directors and its CEO did not participate in this program. An aggregate of 194 employees elected to cancel their options, resulting in the cancellation of options to acquire 3,022,149 Ordinary Shares of the Company. An aggregate of 133 employees were granted new options, resulting in the grant of options to acquire 2,340,324 Ordinary Shares of the Company. The stock option exchange program did not have an effect on its results of operations

      In October 2001, the Company instituted a company-wide incentive program, granting new options to each employee and the Board of Directors under its 1998 U.S. Plan. With respect to management level employees, at the level of director and above, the Company granted options to purchase 2,270,000 Ordinary Shares at an exercise price of $0.60 per share. For employees at the level of vice president and above the options vest over five years with 12.5% of the Ordinary Shares subject to the option vesting on each of the first four anniversaries of a defined vesting commencement date which is January 1, 2003, and 50% of the Ordinary Shares subject to the option vesting on the fifth anniversary of the vesting commencement date. Options for director-level employees also vest over five years, with 16.6% vesting each of the first four years and 33.3% vesting in year five. Notwithstanding this vesting schedule, if certain pre-established financial targets are achieved by the Company, the vesting and exercisability of the options is accelerated 50% on the first anniversary date, 30% on the second anniversary date and 20% on the third anniversary date. The pre-established financial targets in 2002 and 2003 were not achieved and therefore the options were not accelerated on January 1, 2003 and 2004.

      In 2003, the Company adopted an amendment to its 1996 Israel Plan. In accordance with the terms and conditions imposed by Section 102 of the Israel Income Tax Ordinance, grantees that receive options under the 2003 amendment to the 1996 Israel Plan are afforded certain tax benefits (excluding controlling shareholders of the Company or those who are not employees or directors of the Company). The Company has elected the benefits available under a “capital gains” alternative. There are various conditions that must be met in order to qualify for these benefits, including registration of the options in the name of a trustee (the “Trustee”) for each of the employees who is granted options. Each option, and any Ordinary Shares acquired upon the exercise of the option, must be held by the Trustee for a period commencing on the date of grant and ending no earlier than 24 months after the end of the tax year in which the option was granted and deposited in trust with the Trustee.

      A summary of activity under the stock option plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available for	Options	Exercise Price	Average	Value of
	Grant	Outstanding	Per Share	Exercise Price	Option Granted

Balance at December 31, 2000	1,371,038	9,214,371	$0.01 - $49.25	$14.11	$19.63
Options authorized	4,419,942	—	—	—
Options granted	(6,899,562)	6,899,562	$0.60 - $7.94	$1.17
Options exercised	—	(282,283)	$0.03 - $3.00	$0.92
Options canceled	5,820,568	(5,820,568)	$0.12 - $49.25	$17.40
Forfeited shares	77,079	—	$3.00 - $3.00	$3.00

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Weighted-
	Shares			Weighted-	Average Fair
	Available for	Options	Exercise Price	Average	Value of
	Grant	Outstanding	Per Share	Exercise Price	Option Granted

Balance at December 31, 2001	4,789,065	10,011,082	$0.01 - $35.00	$3.66	$0.85
Options authorized	1,960,000	—	—	—
Options granted	(2,444,904)	2,444,904	$0.24 - $1.32	$0.93
Options exercised	—	(276,279)	$0.01 - $0.76	$0.25
Options canceled	3,406,933	(3,406,933)	$0.01 - $35.00	$2.68

Balance at December 31, 2002	7,711,094	8,772,774	$0.12 - $19.00	$3.38	$0.71

Options granted	(1,271,388)	1,271,388	$0.23 - $1.15	$0.90
Options exercised	—	(591,235)	$0.12 - $0.77	$0.70
Options canceled	2,661,847	(2,661,847)	$0.24 - $17.00	$2.26
Balance at December 31, 2003	9,101,553	6,791,080	$0.12 - $19.00	$3.62	$0.78

      Exercise prices for options outstanding and exercisable as of December 31, 2003 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable As	Average
Range of Exercise Prices	As of 12/31/03	Contractual Years	Exercise Price	of 12/31/03	Exercise Price

$0.23 - $0.50	353,000	5.78	$0.28	110,520	$0.25
$0.60 - $0.60	1,158,274	7.32	$0.60	218,072	$0.60
$0.61 - $0.76	684,619	4.08	$0.73	473,963	$0.76
$0.77 - $1.07	709,806	4.91	$0.91	346,715	$0.94
$1.15 - $1.15	851,138	6.89	$1.15	500,000	$1.15
$1.17 - $1.32	1,037,344	7.73	$1.31	183,562	$1.28
$1.44 - $4.50	568,465	3.47	$2.03	492,776	$2.03
$5.25 - $10.25	510,384	3.84	$7.13	496,509	$7.13
$12.56 - $19.00	918,050	3.61	$16.87	772,205	$16.82

$0.23 - $19.00	6,791,080	5.58	$3.62	3,594,322	$5.35

      There were 3,594,322, 3,184,448 and 3,125,561 options exercisable as of December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2003, options to purchase 2,500 shares expired with a weighted average exercise price of $0.24 per share. During the year ended December 31, 2002, options to purchase 3,934 shares expired with a weighted average exercise price of $0.03 per share. No options expired during the year ended 2001. The weighted average per share value of the options at December 31, 2003, 2002 and 2001 was approximately $0.78, $0.71 and $0.85, respectively.

      During the year ended December 31, 1999 in connection with the grant of certain stock options, the Company recorded deferred stock compensation of $2,608,000. Such amounts represented the difference between the exercise price and the deemed fair market value of its Ordinary Shares on the date such stock options were granted. Such amount was amortized based on an accelerated method over the vesting period of the options, generally four years.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares Issued for Promissory Notes

      On March 25, 1999, the Company entered into promissory notes in the aggregate amount of $3,538,000 with several key employees in connection with their exercise of stock options to purchase 1,141,333 Ordinary Shares. The notes were full recourse and were secured by the shares, bore interest at a rate in the range of 5.25% to 6% per annum and were payable over the remaining vesting period. The shares were restricted and were subject to a right of repurchase in favor of BackWeb in accordance with the original options’ vesting schedule, which was generally four years. In 2001, two remaining payments totaling $221,000 for one employee were extended for one year, and in 2002, this payment of $221,000 was forgiven. Also in 2001, one employee who left the Company forfeited 77,079 unvested restricted Ordinary Shares, which represented $238,000 of one of the promissory notes. There were no promissory notes outstanding at December 31, 2003.

Stock Option Loans

      In March 1999, prior to its initial public offering, the Company made loans to some of its executive officers to allow these executive officers to exercise options to purchase Ordinary Shares of the Company. Each loan is evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note was secured by the Ordinary Shares acquired by the executive officers as a result of the option exercise. Generally, each note was to be repaid in equal installments over a four-year period that coincides with the vesting schedule for the options. Each payment was to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as of the date of payment. Payments were due on each anniversary date of vesting schedule of the underlying options. The Company’s only current executive officer to whom such loan was made is Eli Barkat. During the year ended December 31, 2003, the largest amount of Mr. Barkat’s indebtedness was $533,368, including interest. Mr. Barkat paid the last installment of his loan in 2003, and such loan has been fully paid.

Warrants Issued

      As part of its settlement of lease obligations with its landlord in San Jose, California, in November 2003 the Company issued warrants to purchase 200,000 Ordinary Shares. These warrants were valued at $0.66 per Ordinary Share, and expire seven years from the date of issuance. The Company recorded a charge of $120,000 related to the warrants.

12.	BackWeb Technologies Inc. 401(k) Plan (Plan)

      The Company offers a defined contribution plan (the “Plan”) for eligible employees in the U.S. During 2003, participants in the Plan were allowed to contribute up to the lower of 25% of their compensation or $12,000 in the Plan. The participants are 100% vested in the Plan at the time of contribution. The Company does not make contributions to the Plan.

13.	Income Taxes

Israeli Income Taxes

Measurement of Taxable Income Under the Income Tax (Inflationary Adjustments) Law, 1985:

      Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli Consumer Price Index (“CPI”). As explained in Note 2, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Benefits Under the Israeli Law for the Encouragement of Industry (Taxation), 1969:

      The Company is currently viewed as qualifying as an “industrial company” under the Israeli Law for the Encouragement of Industry (Taxation), 1969 and as such is entitled to certain tax benefits, including accelerated rates of depreciation, deduction of public offering expenses in three equal annual installments and deduction of 12.5% per annum on the purchase of certain intangible property rights.

Tax Benefits Under the Law for the Encouragement of Capital Investments, 1959:

      The Company’s production facilities have been granted the status of “Approved Enterprise” by the Israel government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) for two separate investment programs. Income derived in Israel from the “Approved Enterprise” entitles the Company to tax exemption for a period of two years commencing in the first year that it will earn taxable income. After this the Company is entitled to a reduced tax rate of 10%-25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb). The tax benefit period is limited to the earlier of 12 years from completion of the investment under the plan or 14 years from receiving the approval. Accordingly, the period of benefits relating to these investment programs will expire in the years 2009 through 2014. Thereafter, BackWeb will be subject to the regular corporate tax rate of 36% on its Israel income. Income from sources other than the “Approved Enterprise” will be subject to tax at the regular rate of 36%. As of December 31, 2003, the tax benefit period had not commenced.

      BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income were distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits (currently 25%). As of December 31, 2003, BackWeb was in the process of completing the investments required under the program. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the corporate rate of 36% and could be required to refund tax benefits already received at that time (inclusive of linkage adjustment to the Israeli CPI and interest). The conditions that are specified include making specified investments in property and equipment, maintaining the development and production nature of its facilities and financing of at least 30% of the investment program through equity.

      As of December 31, 2003, BackWeb had approximately $93.0 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

U.S. Income Taxes

      At December 31, 2003, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $5.1 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2022.

      Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pretax Loss

      Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Domestic (Israel)	$9,144	$8,715	$2,361
Foreign	1,582	16,167	32,382

	$10,726	$24,882	$34,743

      Due to operating losses and the inability to recognize the benefits there from, there was no provision for income taxes for the years ended December 31, 2003, 2002 or 2001.

Deferred Taxes

      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2003	2002

U.S. net operating loss carryforwards	$1,864	$1,867
Reserves not currently deductible	2,659	2,651
Other, net	3,831	2,425

Net deferred assets before valuation allowance	8,354	6,943
Valuation allowance	(8,354)	(6,943)

Net deferred tax assets	$—	$—

      As of December 31, 2003 the Company and its subsidiaries had provided valuation allowances of approximately $8.4 million in respect of deferred tax assets resulting from tax loss carryforwards, and other temporary differences. For the years ended December 31, 2003, 2002 and 2001, the valuation allowance increased/(decreased) by $1.5 million, $1.0 million and ($442,000), respectively. Management currently believes that since the Company and its subsidiaries have a history of losses, it is not likely that those deferred tax deductions will be realized in the foreseeable future.

14.	Geographic Information and Major Customer

      The Company operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the Legal Entity making that sale (in thousands):

	Year Ended December 31,

	2003	2002	2001

Revenue from sales to unaffiliated customers:
North America	$4,757	$3,705	$6,695
Israel	795	1,731	11,809
Europe	950	911	2,134

	$6,502	$6,347	$20,638

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002	2001

Long-lived assets:
North America	$193	$704	$2,038
Israel	102	1,351	5,544
Other	6	28	104

	$301	$2,083	$7,686

      Revenue from one OEM customer, SAP AG, whose contract terminated in 2002, accounted for 2%, 20% and 52% of total revenue in the year ended December 31, 2003, 2002 and 2001, respectively. Revenue from one customer, Hewlett-Packard Company, accounted for approximately 15% of the Company’s revenue in 2003.

Note 15.	Accounting for and Disclosure of Guarantees

      Guarantor’s Accounting for Guarantees. The Company from time-to-time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (iii) agreements under which the Company indemnifies customers and partners for claims arising from intellectual property infringement.

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for such obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2003 and 2002.

      The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 90 days but may vary depending upon the country in which the software is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date the Company has had no warranty claims. Due to thorough product testing, the short time between product shipments and the detection and correction of product failures, no history of warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.

      The Company has entered into certain real estate leases that require the Company to indemnify property owners against certain environmental and other liabilities and other claims.

      Other Liabilities and Other Claims. The Company is responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of FAS 143, “Accounting for Asset Retirement Obligations,” the Company measured the fair value of these obligations and determined them to be immaterial.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in and no disagreements with our accountants.

Item 9A.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were sufficiently effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act.

      Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, in designing disclosure controls and procedures, we were required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Because of the inherent limitations in all control systems that are designed based in part upon certain assumptions about the likelihood of future events, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

      Our independent auditor, Ernst & Young LLP, has communicated to our audit committee and management that it intends to issue its annual management letter which will include a reportable condition related to the operation of certain internal controls. At December 31, 2003, certain account reconciliations, analyses, and supporting documentation related to our Israeli and European operations from prior years were not prepared or reviewed on a timely basis due to multiple higher priorities and as a result of both personnel changes and changes in the location of personnel responsible for such items within our accounting organization.

      Prior to the issuance of our financial statements, we completed the account reconciliations, analyses, and management review such that we can certify that the information contained in our financial statements as of and for each of the three years in the period ended December 31, 2003 fairly presents in all material respects our financial condition and results of operations.

      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

      Our current directors and designated executive officers, as of March 30, 2004, are:

Name	Age	Position

Eli Barkat	40	Chairman of the Board
Charles Federman	47	Director
William L. Larson	47	Director
Isabel Maxwell	53	Director
Gil Shwed	35	Director
Erez Lorber	39	Chief Executive Officer
Michael A. Morgan	41	Chief Financial Officer

      Eli Barkat has served as our Chairman of the Board since 1996. He also served as our Chief Executive Officer from 1996 through December 2003. From 1988 to February 1996, Mr. Barkat served as a Managing Director and Vice President of Business Development of BRM Technologies Ltd., a technology venture firm. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition, Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat holds a Bachelor of Science degree in computer science and mathematics from the Hebrew University of Jerusalem. Mr. Barkat serves as a Class III Director, holding office until the Annual Meeting of Shareholders to be held in 2005.

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

      William L. Larson has been a director of BackWeb since September 1997. Since February 2001, Mr. Larson has served on the Board of Directors of several technology companies. From September 1993 to January 2001, Mr. Larson served as the Chief Executive Officer of Network Associates, Inc., a software company, where he has also served as President and a director since October 1993 and as Chairman of the Board since April 1995. Mr. Larson also served as Chairman of the Board of McAfee.com from October 1998 to January 2001. From August 1988 to September 1993, Mr. Larson served as Vice President of SunSoft, Inc., a systems software subsidiary of Sun Microsystems, where he was responsible for worldwide sales and marketing. Prior to SunSoft, Mr. Larson held various executive positions at Apple Computer and Spinnaker Software and was a consultant with Bain & Company. Mr. Larson holds degrees from Stanford University Law School and the Wharton School of the University of Pennsylvania. Mr. Larson is a member of the California Bar Association. Mr. Larson serves as a Class II Director, holding office until the Annual Meeting of Shareholders to be held in 2004.

      Isabel Maxwell has been a director of BackWeb since February 2002. Since January 2004, Ms. Maxwell has served as Vice President of Strategy at Celltick Technologies, Ltd., a private Israeli company, providing mobile interactive broadcast products and services. From September 2003 to January 2004, Ms. Maxwell served as Chief Executive Officer at iCognito, Ltd., a private Israeli-American company focused on developing internet content filtering systems. From March 2001 until September 2003, Ms. Maxwell served as a consultant to Apax Partners, a private equity investment firm. From February 1997 to March 2001, Ms. Maxwell served as President of Commtouch Software Inc., a global provider of outsourced integrated email and messaging solutions. Ms. Maxwell was a co-founder, and from March 1993 to August 1996, served as the Senior Vice President of Corporate Affairs and International Relations, of The McKinley Group Inc., an Internet directory and search engine company. From August 1996 to October 1996, Ms. Maxwell was an Executive Vice President of Excite, Inc. Ms. Maxwell holds Honor Moderations in Jurisprudence and a Bachelor of Arts and Master of Arts in History and Modern Languages from Oxford University. Ms. Maxwell serves as an Outside Director under the Israeli Companies Law for a term expiring on February 28, 2005.

      Gil Shwed has served as a director of BackWeb since March 1999. Since July 1993, Mr. Shwed has served as Chief Executive Officer of Check Point Software Technologies Ltd., a network security and VPN software company, of which he is a co-founder and also serves as Chairman of the Board. Mr. Shwed also serves as an Outside Director under the Israeli Companies Law for BackWeb, holding office until the Annual Meeting of Shareholders to be held in 2006.

      Erez Lorber became our Chief Executive Officer as of January 1, 2004. Prior to that, he served as our Vice President, Worldwide Sales and Business Development from October 2002 through December 2003. From May 2000 to September 2002, he served as our Vice President, Business Development. Prior to joining BackWeb, from December 1998 to May 2002, Mr. Lorber was CEO and President of HERMES Softlab USA, Inc., a U.S.-based subsidiary of HERMES Softlab d.d., a system management, storage and telecommunications company. From January 1997 to December 1998, Mr. Lorber served as Managing Director of Deloitte Touche Information Technology Israel Ltd., a systems consultant and integrator. From 1991 to December 1996, Mr. Lorber served as Chairman and Managing Director for Madei Taas Industrial Controls Ltd., an Israeli-based industrial controls firm, which he founded and owns and where he continues to serve as Chairman to the present. In addition, Mr. Lorber served in the Israel Defense Forces where he attained the rank of captain. Mr. Lorber holds a Bachelor of Arts degree from Temple University and a Master of Business Administration degree from Tel-Aviv University.

      Michael A. Morgan has served as our Chief Financial Officer since August 2002. From August 1999 through April 2002, Mr. Morgan served as Vice President, Finance and Administration and Chief Financial Officer at Talarian Corporation, an infrastructure software company that was acquired by TIBCO Software, Inc., a provider of business integration and optimization software, in April 2002. From May 1991 to July 1999, Mr. Morgan served as Vice President, Finance and Administration, Chief Financial Officer and Secretary of Enlighten Software Solutions, Inc., a systems management software company. From October 1987 to April 1991, Mr. Morgan served in various positions at KPMG LLP, a public accounting firm. Mr. Morgan holds a Bachelor of Science degree in business administration and accounting from San Jose State University and is a certified public accountant in California.

      There are no family relationships between or among any of our directors or executive officers.

Audit Committee Financial Expert

      The Board of Directors of the Company has determined that each of William Larson, Gil Shwed and Isabel Maxwell, who are all the members of the Audit Committee of the Company’s Board of Directors, qualify as “audit committee financial experts,” as defined under Item 401(h) of Regulation S-K, by reason of each of their relevant business experience, which is set forth above, and that they are independent as defined under applicable Nasdaq listing standards and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to fiscal year 2003, all filing requirements applicable to its executive officers, directors and 10 percent shareholders were met, except for a late filing of a Form 4 by each of Messrs. Federman and Shwed and Ms. Maxwell, relating to an option grant in July 2003 to each of the non-employee directors following the annual meeting of shareholders, and a late filing of a Form 4 by Mr. Morgan relating to an option grant in October 2003.

Code of Ethics

      The Company has adopted a Code of Ethics for all of its directors and employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Ethics is available at the Company’s website, www.backweb.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed on such website.

Item 11.	Executive Compensation

      The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001, by our former Chief Executive Officer and the Company’s two other current executive officers (collectively, our “Named Executive Officers”):

Summary Compensation Table

						Long Term
						Compensation
		Annual Compensation				Awards

					Other Annual	Securities
					Compensation	Underlying
Name and Principal Position		Salary ($)		Bonus ($)	($)(4)	Options (#)

Eli Barkat(1)	2003	207,360		85,000	0	0
Chairman and former Chief	2002	281,264		0	0	725,000
Executive Officer	2001	144,000	(2)	0	0	225,000
Erez Lorber(2)	2003	193,500		25,755	69,600	400,000
Chief Executive Officer	2002	199,771		29,812	19,377	37,500
	2001	215,000		142,273	7,200	275,000
Michael A. Morgan(3)	2003	190,000		41,120	0	40,000
Chief Financial Officer	2002	69,910		12,380	0	250,000
	2001	—		—	—	—

(1)	Mr. Barkat’s base salary for 2001 was $288,000. However, Mr. Barkat voluntarily relinquished the balance of his 2001 base salary as of July 1, 2001. The base salary set forth in the table above for 2001 reflects only base salary actually paid to Mr. Barkat by the Company.

(2)	Mr. Lorber succeeded Mr. Barkat as Chief Executive Office in January 2004. Prior thereto, he served as Vice President, Worldwide Sales and Business Development from October 2002 through December 2003. From May 2000 to September 2002, he served as our Vice President, Business Development.

(3)	Mr. Morgan joined BackWeb in August 2002.

(4)	The “Other Annual Compensation” paid to Mr. Lorber were commissions.

Stock Option Grants in Fiscal 2003

      The following table presents each grant of stock options to each of our Named Executive Officers under our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan (collectively, the “Option Plans”) during the fiscal year ended December 31, 2003, including the potential realizable value of the options at assumed 5% and 10% annual rates of appreciation over the term of the option, compounded annually. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of our Ordinary Shares. No stock appreciation rights were granted during this period.

      Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 1,191,388 options granted to employees of the Company under the Option Plans during the fiscal year ended December 31, 2003.

      The exercise price of each option was equal to the closing sale price of our Ordinary Shares as quoted on the Nasdaq SmallCap Market the day before the date of grant.

      The exercise price for an option may be paid in cash, check, in shares of our Ordinary Shares valued at fair market value on the exercise date, a reduction in Company liability to the optionee or any combination of these methods of payment.

Option Grants in Fiscal 2003

						Potential Realizable
						Value at Assumed
	Number of	Percent of				Annual Rates of Stock
	Securities	Total Options				Price Appreciation for
	Underlying	Granted to	Exercise or			Option Term
	Options	Employees in	Base Price		Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Grant Date	Date	5%	10%

Eli Barkat	0	—	$—	—	—	$—	$—
Erez Lorber	400,000	33.6%	$1.15	10/25/03	10/25/10	$187,266	$436,410
Michael A. Morgan	40,000	3.4%	$1.15	10/25/03	10/25/10	$18,727	$43,641

      The options shown on the table above have a term of seven years and vest as to 25% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/48 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested four years from the grant date. Mr. Lorber’s grant was contingent on his accepting and assuming the position of Chief Executive Officer on January 1, 2004.

Aggregated Option Exercises in Last Fiscal year and Fiscal Year End Option Values

      None of the Named Executive Officers in the Summary Compensation Table, set forth above, exercised any of his options during the fiscal year ended December 31, 2003. The following table sets forth the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 31, 2003.

      Amounts shown under the column “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the fair market value, i.e., the closing sale price, of our Ordinary Shares as quoted on the Nasdaq SmallCap Market on December 31, 2003 (which was $1.30 per Ordinary Share), less the exercise price payable for such Ordinary Shares.

Aggregate Option Exercises in Fiscal 2003

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Eli Barkat	0	$0	842,187	857,813	$29,109	$22,641
Erez Lorber	0	$0	281,874	565,626	$84,687	$167,688
Michael A. Morgan	0	$0	83,333	206,667	$88,333	$182,667

Employment Agreements and Change of Control Arrangements

      None of the Named Executive Officers has an employment agreement with us.

      Mr. Lorber’s offer letter with respect to the Chief Executive Officer position sets his gross annual salary at $230,000, with a 2004 annual incentive bonus of $137,000 in the event that he attains certain goals to be set by the Board of Directors. In the event that we terminate his employment without cause, Mr. Lorber will receive six (6) months’ base pay as a severance package. In the event that we are acquired by merger, consolidation, or an asset sale and a comparable position is not available in the new company, the vesting period for any unvested options held by Mr. Lorber will automatically accelerate to be 100% vested as of the date of the closing of any such transaction.

      Mr. Morgan’s initial employment offer letter sets his initial annual salary at $190,000, with individual and Company performance related bonuses totaling $80,000 annually if certain individual and corporate goals are met. In the event that the Company is acquired by merger, consolidation, or an asset sale and a comparable position is not available in the new company, the vesting period for any unvested options held by Mr. Morgan will automatically accelerate to be 100% vested as of the date of the closing of any such transaction.

Compensation of Directors

      Directors who are not employees of BackWeb are compensated for their services as follows:

•	A retainer fee of $1,000, per fiscal quarter;

•	A fee of $1,000 for each meeting of the Board of Directors attended; and

•	A fee of $1,000 for each committee meeting attended, with the Chair of the Audit Committee being paid an additional $500 for each committee meeting.

      In addition, non-employee directors receive a non-discretionary option grant under the Company’s Option Plans to acquire 50,000 Ordinary Shares upon their initial election or appointment to the Board of Directors and annual option grants of 15,000 Ordinary Shares at each Annual General Meeting of Shareholders thereafter during their term of service. Grants are not be made in cases where the initial term is shorter than six months. These grants vest over a period of four years, with one-quarter of the shares underlying the option becoming vested and exercisable after one year and monthly thereafter over the remaining period of thirty-six months, subject to continued service as a Director of the Company. The grant date of any such options is deemed to be the date that the non-employee director is initially elected or appointed to the Board. The per share exercise price is the closing sale price of the Company’s Ordinary Shares on The Nasdaq SmallCap Market the day before the grant date.

      Reasonable expenses incurred by each director in connection with his or her duties as a director are also reimbursed. A Board member who is also an employee of BackWeb does not receive compensation for service as a director.

Compensation Committee Interlocks and Insider Participation

      Messrs. Federman and Larson are members of the Compensation Committee of our Board of Directors. Neither has ever been one of our officers or employees nor during the past fiscal year had any other interlocking relationships as defined by the SEC. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table shows the amount of our Ordinary Shares beneficially owned, as of March 15, 2004, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our directors, and (iv) our Named Executive Officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

      Except as indicated below, the address for each listed director and officer is c/o BackWeb Technologies Ltd., 3 Abba Hillel Street, Ramat Gan 52136, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options or warrants held by such person that are exercisable within 60 days of March 15, 2004, but excludes Ordinary Shares underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 40,708,414 Ordinary Shares outstanding as of March 15, 2004.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
NirBarkat Holdings Ltd.(3)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
Named Executive Officers and Directors
Eli Barkat(4)	4,924,910	11.8%
Erez Lorber(5)	328,881	*
Michael A. Morgan(6)	114,166	*
Charles Federman(7)	274,301	*
William L. Larson(8)	47,673	*
Isabel Maxwell(9)	12,500	*
Gil Shwed(10)	86,562	*
Named Executive Officers and directors as a group (7 persons)(11)	5,788,993	13.7%

*	Less than 1%

(1)	Eli Barkat substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include (i) 548,131 Ordinary Shares owned directly by Mr. Barkat, (ii) 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership, (iii) and 606,592 Ordinary Shares held by BRM Technologies Ltd. in which EliBarkat Holdings Ltd. is a shareholder, with respect to which shares Mr. Barkat and EliBarket Holdings Ltd. disclaim control and beneficial ownership.

(2)	Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 606,592 Ordinary Shares held by BRM Technologies Ltd. in which Yuval 63 Holdings (1995) Ltd. is a shareholder, with respect to which shares Mr. Rakay and Yuval 63 Holdings (1995) Ltd. disclaim control and beneficial ownership.

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chairman and former Chief Executive Officer. The shares listed in the table above for Nir Barkat Ltd. do not include 606,592 Ordinary Shares held by BRM Technologies Ltd. in which Nir Barkat Ltd. is a shareholder, with respect to which shares Mr. Barkat and Nir Barkat Ltd. disclaim control and beneficial ownership.

(4)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 1,023,437 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(5)	The shares listed in the table above for Mr. Lorber include options to purchase 316,2508 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(6)	The shares listed in the table above for Mr. Morgan include options to purchase 104,166 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(7)	The shares listed in the table above for Mr. Federman include options to purchase 45,728 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(8)	The shares listed in the table above for Mr. Larson include options to purchase 47,673 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(9)	The shares listed in the table above for Isabel Maxwell consist of options to purchase 12,500 Ordinary Shares that are immediately exercisable.

(10)	The shares listed in the table above for Mr. Shwed include options to purchase 86,562 Ordinary Shares that are exercisable within sixty days of March 15, 2004.

(11)	The shares listed in the table above for our executive officers and directors as a group include 1,636,316 Ordinary Shares subject to options which are exercisable within 60 days of March 15, 2004.

Equity Compensation Plan Information

      Our shareholders have approved all our equity compensation plans.

      The following table summarizes the number of our Ordinary Shares that may be issued under our equity compensation plans as of December 31, 2003.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	6,791,080	$3.62	6,737,446
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	6,791,080	$3.62	6,737,446

(1)	Includes our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan, which provide for an annual increase in the number of Ordinary Shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 1,960,000 Ordinary Shares and (b) 5% of the Ordinary Shares outstanding on that date, with 30% of the Ordinary Shares being allocated to the 1996 Israel Stock Option Plan and 70% of such Shares being allocated to the 1998 United States Stock Option Plan. Also includes 1,820,608 Ordinary Shares reserved for issuance under our 1999 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 833,333 Ordinary Shares and (b) 2% of the Ordinary Shares outstanding on that date.

Item 13.	Certain Relationships and Related Transactions

Stock Option Loans

      In March 1999, prior to its initial public offering, the Company made loans to some of its executive officers to allow these executive officers to exercise options to purchase Ordinary Shares of the Company. Each loan is evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note was secured by the Ordinary Shares acquired by the executive officers as a result of the option exercise. Generally, each note was to be repaid in equal installments over a four-year period that coincides with the vesting schedule for the options. Each payment was to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as of the date of payment. Payments were due on each anniversary date of vesting schedule of the underlying options. The Company’s only current executive officer to whom such loan was made is Eli Barkat. During the year ended December 31, 2003, the largest amount of Mr. Barkat’s indebtedness was $533,368, including interest. Mr. Barkat paid the last installment of his loan in 2003, and such loan has been fully paid.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

      The following table summarizes the aggregate fees billed to the Company by its independent auditor Ernst & Young LLP, the member firms of Ernst & Young Global, and their respective affiliates (collectively, “Ernst & Young Entities”):

	2003	2002

Audit Fees	$240,000	$199,000
Audit-Related Fees	24,000	256,000
Tax Fees	166,000	147,000
All Other Fees	198,000	367,000

Total	$628,000	$969,000

      Audit Fees. This category includes the audit of BackWeb’s annual financial statements and review of financial statements included in BackWeb’s Quarterly Reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits.

      Audit-Related Fees. This category consists of assurance and related services by the Ernst & Young Entities that are reasonably related to the performance of the audit or review of BackWeb’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category related to preparation of financial statements in the Company’s international subsidiaries and other local compliance activities.

      Tax Fees. This category consists of professional services rendered by Ernst & Young Entities for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

      All Other Fees. This category consists of the aggregate fees billed during the prior two fiscal years for professional services rendered by Ernst & Young Entities, other than the services reported above. The services for the fees disclosed under this category include liquidation services for certain international subsidiaries, as well as other consulting services unrelated to audit and tax services.

      The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee, with the exception of certain limited payroll tax work in the United Kingdom for the Company’s subsidiary located in the United Kingdom, which work was approved by the Audit Committee at its January 27, 2004 meeting. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for pre-approval with an estimate of fees for the services. Pre-approval is generally provided at regularly scheduled meetings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are included in this annual report on Form 10-K:

1. Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included at Part II, Item 8, as listed at Part II, Item 8 (b), and such list is incorporated herein by reference.

2. Financial Statement Schedules.

Schedule II: Schedule of Valuation and Qualifying Accounts at December 31, 2003

SCHEDULE II

BACKWEB TECHNOLOGIES, LTD.

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

At December 31, 2003

			Write-off of
	Balance at	Provision for	Previously	Balance at
	Beginning	Doubtful	Provided	End of
	of Period	Accounts	Accounts	Period

	(In thousands)
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$2,046	$104	$0	$2,150
Year Ended December 31, 2002 Allowance for Doubtful Accounts	$2,957	$205	$(1,116)	$2,046
Year Ended December 31, 2001 Allowance for Doubtful Accounts	$1,038	$2,948	$(1,029)	$2,957

Other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

The exhibits filed as part of this annual report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

      (b) Reports on Form 8-K

      On October 22, 2003, the Company filed a current report on Form 8-K that (1) furnished under Item 12 a press releases issued by the Company announcing its financial results for the quarter ended September 30, 2003 and (2) filed under Item 5 a press release issued by the Company announcing that BackWeb’s Vice President of Worldwide Sales and Business Development, Erez Lorber, was promoted to Chief Executive Officer of BackWeb, effective January 1, 2004, and that Eli Barkat, BackWeb’s Chairman of the Board and current Chief Executive Officer, would maintain his role as Chairman of the Board.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

BACKWEB TECHNOLOGIES LTD.

By:	/s/ EREZ LORBER,

Erez Lorber,
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ EREZ LORBER Erez Lorber	Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ MICHAEL A. MORGAN Michael A. Morgan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ ELI BARKAT Eli Barkat	Chairman of the Board of Directors	March 30, 2004

/s/ CHARLES FEDERMAN Charles Federman	Director	March 30, 2004

/s/ WILLIAM L. LARSON William L. Larson	Director	March 30, 2004

/s/ GIL SHWED Gil Shwed	Director	March 30, 2004

/s/ ISABEL MAXWELL Isabel Maxwell	Director	March 30, 2004

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Software and Asset Purchase Agreement Among BackWeb Technologies Ltd., Mobix Communications Ltd and Esther Hemli, dated as of June 4, 2000.(1)
3.1		Articles of Association of BackWeb Technologies Ltd., as amended.(2)
3.2		Memorandum of Association of Registrant (English translation).(3)
4.1		Specimen of Ordinary Share Certificate.(3)
10	.1*	1996 Israel Stock Option Plan (English translation).(3)
10	.2*	Appendix A to Israeli Stock Option Plan, effective January 1, 2003
10	.3*	Form of Option Agreement for Israeli Stock Option Plan
10	.4*	1996 U.S. Stock Option Plan.(4)
10	.5*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002).(5)
10	.6*	Form of Option Agreement for 1998 U.S. Stock Option Plan
10	.7*	1999 Employee Stock Purchase Plan.(6)
10.8		Lease Agreement for 3 Abba Hillel Street, Ramat Gan, Israel (English translation).(7)
10.9		Master Lease Agreement between BackWeb Technologies Inc. and Speiker Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California.(8)
10.10		1st Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(9)
10.11		2nd Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(10)
10.12		3rd Amendment to Lease, made between CA-Gateway Office Limited Partnership, as successor by conversion to EOP-Gateway Office, L.L.C., as successor in interest to Speiker Properties, L.P., and BackWeb Technologies Inc.
10.13		Promissory Note by BackWeb Technologies Inc., as Maker, to CA-Gateway Office Limited Partnership, as Payee, date October 27, 2003
10.14		Guaranty of Lease by BackWeb Technologies Ltd.
10.15		Guaranty of Note by BackWeb Technologies Ltd.
10.16		Warrant to Purchase 200,000 Ordinary Shares, issued by BackWeb Technologies Ltd. to CA-Gateway Office Limited Partnership
10.17		Form of Agreement by and among Interad (1995) Ltd. and Nir Barkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(11)
10.18		Agreement and Plan of Acquisition by and among BackWeb Technologies Ltd., BackWeb Canada Inc., Lanacom Inc. and Anthony Davis, dated as of July 1, 1997.(12)
10	.19*	Employment Offer Letter, dated December 23, 2003, between Erez Lorber and the Company
10	.20*	Employment Offer Letter, dated July 3, 2002, between Michael A. Morgan and the Company
10	.21*	Form of Promissory Note and Security Agreement for executive officer loans for early exercise of options granted prior to initial public offering.(13)
10.22		Sublease Agreement, dated as of September 27, 1996, between SSA Canada Corporation, Lanacom Inc. and Confederation Life Insurance Company.(14)
10.23		Amendment to Sublease Agreement, dated as of June 1, 2000, among Zurich Canadian Holdings Limited, BackWeb Canada, Inc., and BackWeb Technologies Ltd.(15)
21.1		Subsidiaries of the Registrant.(16)
23.1		Consent of Ernst & Young LLP, Independent Auditors
23.2		Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Auditors
31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

Exhibit
No.	Description

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Current Report on Form 8-K, filed July 10, 2000.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed November 14, 2002.

(3)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(4)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(5)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(6)	Incorporated herein by reference to Exhibit 10.4 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.5 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(8)	Incorporated herein by reference to Exhibit 10.7 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(9)	Incorporated herein by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(10)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(11)	Incorporated herein by reference to Exhibit 10.8 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(12)	Incorporated herein by reference to Exhibit 10.12 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(13)	Incorporated herein by reference to Exhibit 10.20 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(14)	Incorporated herein by reference to Exhibit 10.21 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(15)	Incorporated herein by reference to Exhibit 10.22 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(16)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed March 31, 2002.

*	Indicates management contract or compensatory plan or arrangement.