Form 10-Q
period 2004-03-31
BACKWEB TECHNOLOGIES LTD
filed 2004-05-17
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 000-26241

BackWeb Technologies Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel	51-2198508
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

3 Abba Hillel Street, Ramat-Gan, Israel
(Address of Principal Executive	52136
Offices)	(Zip Code)

(972) 3-6118800
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     The registrant had 40,710,414 Ordinary Shares outstanding as of May 1, 2004.

BACKWEB TECHNOLOGIES LTD.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, as they involve many risks and uncertainties. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors” and elsewhere, as well as in our most recent Annual Report on Form 10-K on file with the SEC. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company, or any other person, that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date of this Report. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,263	$4,026
Short-term investments	10,164	10,431
Trade accounts receivable, net	2,048	2,403
Other accounts receivable and prepaid expenses	654	782

Total current assets	16,129	17,642
Long-term investments and other long-term assets	520	572
Property and equipment, net	224	301

Total assets	$16,873	$18,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297	$403
Accrued liabilities	3,492	3,813
Deferred revenue	1,331	1,125

Total current liabilities	5,120	5,341
Long-term liabilities	92	213
Commitments and contingencies (Note 3)
Shareholders’ equity:
Ordinary Shares	151,593	151,496
Accumulated other comprehensive income (loss)	(17)	9
Accumulated deficit	(139,915)	(138,544)

Total shareholders’ equity	11,661	12,961

Total liabilities and shareholders’ equity	$16,873	$18,515

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Revenue:
License	$669	$735
Service and maintenance	969	792

Total revenue	1,638	1,527
Cost of revenue:
License	24	55
Service and maintenance	393	221

Total cost of revenue	417	276

Gross profit	1,221	1,251
Operating expenses:
Research and development	971	1,168
Sales and marketing	952	1,788
General and administrative	609	992

Total operating expenses	2,532	3,948

Loss from operations	(1,311)	(2,697)

Interest and other income, net	(60)	59
Write-down of an equity investment	—	(1,000)

Net loss	$(1,371)	$(3,638)

Basic and diluted net loss per share	$(0.03)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share	40,622	39,787

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,371)	$(3,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93	269
Write down of an equity investment	—	1,000
Changes in operating assets and liabilities:
Trade accounts receivable	355	(93)
Other accounts receivable, prepaid expenses, and other long-term assets	72	428
Accounts payable and accrued liabilities	(427)	(425)
Deferred revenue	193	310
Net cash used in operating activities	(1,085)	(2,149)

Cash flows from investing activities:
Purchases of property and equipment	(16)	(36)
Proceeds from short-term investments	241	5,516

Net cash provided by investing activities	225	5,480

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	97	9

Net cash provided by financing activities	97	9

Net change in cash and cash equivalents	(763)	3,340
Cash and cash equivalents at beginning of the period	4,026	18,272

Cash and cash equivalents at end of the period	$3,263	$21,612

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of off-line Web infrastructure and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. BackWeb sells its products primarily to end users in a variety of industries, including high technology manufacturing, pharmaceutical, financial services and insurance, telecommunications, entertainment and media, and government, through its direct sales force, resellers, and OEMs.

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. The balance sheet at December 31, 2003 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim period.

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

     The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

     The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses and multi-year term licenses upon delivery. For term licenses with a contract period of less than two years, revenue arising from the sale of such licenses is recognized ratably on a monthly basis.

     The Company derives revenue primarily from software license fees paid by corporate customers and resellers, and from royalty fees from OEMs earned upon delivery of products. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, the Company has granted the right to use the Company’s products to OEM’s and distributors, from which royalty revenue can arise.

     Service revenue is primarily comprised of revenue from standard maintenance agreements, consulting and training fees. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and defers this over the contractual maintenance period for revenue recognition purposes. The customer may choose to buy a maintenance contract at its option. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses and training services are billed on a per session basis. The Company recognizes service revenue from consulting and training when provided to the customer.

     Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

     Net Loss Per Share — Basic and diluted net loss per share have been computed using the weighted average number of Ordinary Shares outstanding during the applicable period. Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 6,877,508 and 8,351,598 at March 31, 2004 and March 31, 2003, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2004	2003
	Unaudited	Unaudited
Net loss	$(1,371)	$(3,638)

Basic and diluted:
Weighted-average shares	40,622	39,787
Less weighted-average shares subject to forfeiture	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	40,622	39,787
Basic and diluted net loss per share	$(0.03)	$(0.09)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
	Unaudited	Unaudited
Net loss	$(1,371)	$(3,638)
Change in net unrealized gain (loss) on investments	(26)	31

Total comprehensive loss	$(1,397)	$(3,607)

     Stock Compensation — BackWeb has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Three Months Ended
	March 31,	March 31,
Stock Options	2004	2003
Risk-free interest rates	2.8%	2.8%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	70%	109%

	Three Months Ended
	March 31,	March 31,
Stock Purchase Shares	2004	2003
Risk-free interest rates	2.8%	2.8%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	70%	109%

Pro forma information under SFAS 123, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net loss as reported	$(1,371)	$(3,638)
Add — stock based expense reported in net loss	—	—
Less — stock based compensation expense determined under the fair value method	(377)	(667)

Pro forma net loss	$(1,748)	$(4,305)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.11)

Basic and diluted net loss per share	$(0.03)	$(0.09)

     Reclassification — Certain prior year amounts have been reclassified to conform to the current period presentation.

     Recent Accounting Pronouncements. In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 has not and is not expected to have a material impact on the Company’s results of operations or financial position.

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

     In the three months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1 million was impaired, and the decline in fair value was other-than-temporary. Accordingly, in the three months ended March 31, 2003, the Company recorded a charge of $1 million to reflect the impairment to the carrying value of these assets. As of March 31, 2004, there were no remaining amounts on the balance sheet related to these investments.

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

     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and BackWeb could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there were an adverse outcome, BackWeb’s business could be harmed.

     From time to time BackWeb is involved in litigation incidental to the conduct of its business. Apart from the litigation described above, BackWeb is not party to any lawsuit or proceeding that, in BackWeb’s opinion, is likely to seriously harm its business.

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

Note 4. Restructuring Liabilities

     On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. The Company recorded a charge in 2002 of $4.7 million which consisted of $1.6 million of severance and benefit costs, which included forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility costs representing early termination penalties, office restoration costs and an accrual of certain lease commitments, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring costs. In November 2003, the Company accrued an additional charge of approximately $443,000 due to a change in estimate on its facilities costs, of which approximately $289,000 related to the impairment of lease space in its Canadian subsidiary, $120,000 related to an exchange of warrants to the landlord as part of the final settlement of lease space at its headquarters in San Jose, California and approximately $34,000 of other office lease impairment charges.

     On July 2, 2001, the Company announced a restructuring plan, which was implemented in the three months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling office service leases as a result of employee terminations and office consolidation. The Company recorded a charge of $2.8 million, which consisted of $1.3 million of severance and benefit costs, $1.4 million of facility costs representing early termination penalties, office restoration costs and an accrual of certain lease commitments as a result of the restructuring plan announced on July 2, 2001 related to the closure and consolidation of offices in Europe, Japan and the United States, and $100,000 related to other related restructuring costs.

     The remaining restructuring accrual is expected to be substantially utilized for servicing operating lease payments of operating lease commitments, through December 31, 2004.

     The following table summarizes the costs and activities related to the 2001 and 2002 restructurings (in thousands):

	Involuntary
	Terminations	Facilities and Other	Total
Total charge — 2001 restructuring	$1,300	$1,500	$2,800
Cash payments — 2001 restructuring	(700)	(1,300)	(2,000)

Balance at December 31, 2001	600	200	800
Cash payments — 2001 restructuring	(600)	(200)	(800)
Total charge — 2002 restructuring	1,600	3,100	4,700
Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	1,100	1,400
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Cash payments — 2002 restructuring	—	—	—

Balance at March 31, 2004	$—	$500	$500

Note 5. Segments and Geographic Information

     BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended
	March 31,	March 31,
	2004	2003
	Unaudited
Revenue:
North America	$1,189	$980
Israel	34	177
Europe	415	370

	$1,638	$1,527

	Three Months Ended
	March 31,	December 31,
	2004	2003
	Unaudited
Long-lived assets:
North America	$156	$193
Israel	67	102
Europe	—	6

	$223	$301

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One OEM accounted for 1.6% or $25,000 of our revenues in the three-months ended March 31, 2003. One customer accounted for $400,000, or 24% of our total revenue, in the three months ended March 31, 2004.

Note 6. Guarantees

     Under the terms of the Company’s standard contract with its customers, the Company agrees to indemnify the customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of the Company’s software or services infringes intellectual property rights of a third party. These terms are common in the high technology industry. The Company does not record a liability for potential litigation claims related to indemnification obligations with its customers. The Company does not believe the likelihood of a material obligation is probable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report, as well as the “Risk Factors” section that is set forth below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this Report.

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

     The BackWeb® Off-line Access Server®, formerly known as the BackWeb ProactivePortal Server, is designed to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, which helps increase usage of the portal and critical communications, thereby increasing companies’ return on investment from their enterprise portals. Our BackWeb e-Accelerator™ application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. This enables sales and service organizations, partners and resellers, and call centers using our products to collect and distribute up-to-date, key data to customers, partners, and employees, enabling users to interact with the data through alerts and notification features. Our core infrastructure software, BackWeb Foundation™, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

     Since our inception, we have derived revenue primarily from licensing our products and, to a lesser extent, from maintenance, consulting and training services. Our products are marketed worldwide through a combination of our direct sales force, reseller channels, and OEMs.

First Quarter Business Overview

     Our total revenue increased 7% in the first quarter of 2004 compared with the first quarter of 2003, and was relatively flat compared to the fourth quarter of 2003. Our revenue mix for the first quarter of 2004 shifted towards a greater percentage of service revenue rather than license revenue due primarily to the changes that we implemented to our sales focus and strategy, as discussed in greater detail below. Our operating expenses in the first quarter of 2004 declined approximately 30% from the first quarter of 2003 and declined over 10% from the fourth quarter of 2003. As a result, we reduced our net loss per share in the first quarter of 2004 by $0.06 compared to the same quarter last year, and by $0.01 from the fourth quarter of 2003. We were successful with a number of follow-on sales activities including licensing additional software to existing customers. During the quarter one of our long-time partners expanded their commitment to our solution, resulting in a significant license transaction for us that represented the majority of our license revenue during the first quarter of 2004. They acquired additional license rights from us in order to have our product serve as the core delivery and infrastructure component of their rich media hosted distribution services. While we were pleased with our expansions into existing customers, we were disappointed with the decrease in revenue from licenses to new customers. We believe that the changes we began implementing to our sales strategy and sales force discussed below contributed to our difficulties in expanding our customer base, in addition to a sluggish market recovery particularly in the technology sector.

     During the first quarter of 2004, we implemented some key changes to our sales focus and strategy and also key changes within our sales force. These changes included:

1.	During March, we successfully recruited a new Vice President of Worldwide Sales which enabled our CEO, Erez Lorber, to hand off full sales responsibility and focus solely on his duties as CEO, the role to which he was appointed on January 1, 2004.

2.	During the quarter, based upon our experiences over the past year and feedback from our customers, we initiated a new sales and marketing focus which places heightened emphasis on business value selling. Accordingly, we will now devote more of our sales efforts to emphasizing how our products can provide greater business value and return on investment to managers who are accountable for the productivity of field sales, services, consulting, and other revenue-related, customer-facing teams. We will also continue to remain actively engaged with information technology, or IT, organizations which are critical in evaluating and selecting the right technical solution for the enterprise, as well as ensuring a successful implementation and deployment. We believe our experience in selling our products within IT organizations where we’ve been primarily selling our technology benefits will assist us in our business value selling to executives. In effect, we are expanding our sales focus to include what we call the “problem owners” in addition to our traditional focus on the “process owners.”

Critical Accounting Policies

     Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, specifically the allowance for doubtful accounts;

•	Review of intellectual property and other intangible assets arising on capitalized purchased technology for impairment; and

•	Accrued restructuring charges.

     Revenue Recognition

     We derive revenue primarily from software license fees, maintenance service fees, and consulting services paid to us directly by corporate customers and resellers and, to a lesser extent, from royalty fees from Original equipment manufacturers (“OEMs”). Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to us by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right of OEMs and other distributors to use our products. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.

     We recognize software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method” any discounts in the arrangement are allocated to the delivered element.

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

     Revenue from software license agreements is recognized when all of the following criteria are met as set forth in SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. We do not generally grant a right of return to our customers. When a right of return exists, we defer revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

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

     At the time of each transaction, we assess whether the fee associated with our license sale is fixed or determinable. If the fee is not fixed or determinable, we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. We assess the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If credit worthiness cannot be established, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.

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

     Estimating Valuation Allowances and Accrued Liabilities, Specifically the Allowance for Doubtful Accounts

     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentration, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent.

     Management believes that it is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. A discussion of our outstanding material litigation is contained in Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

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

During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 plan. Net restructuring charges were approximately $500,000 at March 31, 2004.

Results of Operations

     The following table sets forth the results of operations for the three months ended March 31, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended
	March 31,	March 31,
	2004	2003
Revenue:
Licenses	41%	48%
Service	59	52

Total revenue	100	100
Cost of revenue:
Licenses	1	4
Service	24	14

Total cost of revenue	25	18

Gross profit	75	82

Operating expenses:
Research and development	58	117
Sales and marketing	59	76
General and administrative	37	65

Total operating expenses	155	259

Loss from operations	(80)	(177)

Interest and other income, net	(4)	4
Write-down of an equity investment	—	(65)

Net loss	(84)%	(238)%

Revenue

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Total revenue	$1,638	$111	7.3%	$1,527
As a percentage of total revenue	100.0%	—	—	100.0%

     We derive revenue from license, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The increase in total revenue in the first three months of 2004 as compared to the same period in 2003 was primarily due to increases in maintenance services and consulting fees. These increases were offset, in part, by a decrease in license revenue. We have limited visibility to forecast revenue for 2004 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components and in our product revenue mix.

License revenue

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
License revenue	$669	($66)	-9.0%	$735
As a percentage of total revenue	40.8%	—	—	48.1%

     The decrease in license revenue in the first three months of 2004 as compared to the same period in 2003 was primarily due to a reorganization within the sales force implemented during the first quarter of 2004. This included the hiring of a new vice president of sales who assumed responsibility for the sales organization from Erez Lorber, our CEO, who was acting vice president of sales since his appointment as CEO in January 2004. Additionally, the first quarter of 2004 saw a transition of several members of our direct sales team. These personnel changes were a result of our realignment of the skills within the sales team towards our new sales focus targeting line of business owners and less focus on targeting Information Technology (IT) department’s personnel. We believe this transition of both personnel and sales strategy during the quarter contributed to the decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel. Included in the quarter was a license to an existing customer which accounted for $400,000, or 60% of license revenue for the quarter. Provided the customer and BackWeb fulfill all of their respective future obligations under the agreement, an additional $400,000 in license revenue will be recognized over the remainder of 2004. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.

Service revenue

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Service revenue	$969	$177	22.3%	$792
As a percentage of total revenue	59.2%	—	—	51.9%

     Service revenue, which includes maintenance and consulting services increased for the first three months of 2004 when compared to the same period in 2003 due to an increase in maintenance services fees of approximately $100,000 and an increase in consulting fees of approximately $80,000. The increase in maintenance revenue is primarily related to maintenance contracts with customers that had previously cancelled maintenance and then subsequently renewed their maintenance contracts during the first quarter of 2004. This resulted in additional revenue for past quarters’ maintenance as required under our maintenance agreements. The vast majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product. Customer deployments of that product increased commensurate with the increase in the product’s license revenue in prior periods.

     During 2004 we expect service revenue to remain relatively flat, or to increase slightly. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur. Further, while we expect consulting revenue to increase in 2004, this too is dependent on increased licenses of our BackWeb Offline Access Server.

Cost of Revenue

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of revenue	$417	$141	51.1%	$276
As a percentage of total revenue	25.5%	—	7.4%	18.1%

     Cost of revenue increased in both absolute dollars and as a percentage of total revenue during the first three months of 2004 as compared to the same period in 2003. This increase was attributable to an increase in services costs associated with the increase in services revenue and the use of more senior consultants on our professional services engagements in the quarter, which has a higher cost of revenue than license revenue..

Cost of License Revenue

     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of license revenue	$24	($31)	(56.4)%	$55
As a percentage of license revenue	3.6%	—	(3.9)%	7.5%
As a percentage of total revenue	1.5%	—	(2.1)%	3.6%

     Cost of license revenue decreased both in absolute dollars and as a percentage of revenue in the first three months of 2004 when compared to the same period in 2003 due to a shift in our license revenue mix away from products with higher associated royalties.

     We expect our cost of license revenue as a percentage of license revenue to remain relatively consistent during 2004.

Cost of Service Revenue

     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of service revenue	$393	$172	77.8%	$221
As a percentage of service revenue	40.6%	—	12.7%	27.9%
As a percentage of total revenue	24.0%	—	9.5%	14.5%

     Cost of service revenue increased in both absolute dollars and as a percentage of total revenue during the first three months of 2004 as compared to the same period in 2003. This increase was attributable to an increase in service costs associated with the increase in services revenue. Additionally, during the quarter, we used more senior consultants on our professional services engagements, which increased the related cost of delivering the service revenue.

     We expect the cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during 2004.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Research and development	$971	($197)	(16.9)%	$1,168
As a percentage of total revenue	59.3%	—	(17.2)%	76.5%

     The decrease in research and development expenses during the first three months of 2004 as compared to the same period in 2003 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2003, we significantly reduced our use of outside contractors and reduced headcount in our research and development department from 37 to 30 full-time employees through attrition and personnel management. The combination of these items reduced payroll and related expenses by approximately $750,000 in 2003. We received the full benefit of the 2003 personnel changes during the first quarter of 2004 when compared to the first quarter of 2003. Additionally, during the first quarter of 2004, we further reduced headcount in our research and development department from 30 to 28 full-time employees through attrition and personnel management.

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

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Sales and marketing	$952	($836)	(46.8)%	$1,788
As a percentage of total revenue	58.1%	—	(59.0)%	117.1%

     The decrease in sales and marketing expenses during the first three months of 2004 as compared to the same period in 2003 resulted primarily from a reduction in personnel related costs (approximately $500,000), depreciation expense (approximately $113,000), and marketing programs expense (approximately $50,000). Realizing the full effect of the reorganization in October 2002, plus additional personnel expense management during 2003, resulted in a savings of $2.5 million in payroll and related expenses during 2003, a benefit that we continue to realize in 2004. We continue to further manage fixed costs down, such as the closing of non-strategic field sales offices.

     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate, particularly as we realign our sales strategy and personnel towards our new focus on selling to line of business executives as opposed to our traditional focus on IT organizations. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be more than offset by increased personnel expenses and, thus, we expect sales and marketing expenses will increase during 2004.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
General and administrative	$609	($383)	(38.6)%	$992
As a percentage of total revenue	37.2%	—	(27.8)%	65.0%

     The decrease in general and administrative expenses during the first three months of 2004 as compared to the same period in 2003 was primarily due to a reduction in personnel (approximately $90,000) and outside services expenses (approximately $160,000) associated with our reorganization in October 2002. Additionally we have reduced the fees associated with third party consultants and substituted higher cost vendors with more cost effective alternatives where possible.

     We expect general and administrative expenses will decrease on an absolute basis over the next year due to a continued focus on cost reduction programs.

Interest and Other Income (Expense), net

     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Interest and other income (expense), net	($60)	($119)	(201.7)%	$59
As a percentage of total revenue	(3.7)%	—	(7.5)%	3.9%

     The decrease in interest and other income (expense), net during the first three months of 2004 as compared to the same period in 2003 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and declining interest rates. We expect interest and other income (expense), net to continue to decrease during 2004 as we expect we will continue to use cash during 2004 and, as a result, earn less investment and interest income.

Write-Down of an Equity Investment

	Three months ended,
	March 31,	Change		March 31,
	2004	$	%	2003
	(in thousands, except percentages)
Write-down of an equity investment	$0	($1,000)	(100.0)%	$1,000
As a percentage of total revenue	0.0%	—	(65.5)%	65.5%

     In 2000, we invested in certain development-stage companies operating Internet-centric businesses which we believed had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to, and in the valuations of, the privately funded Internet-centric businesses, management determined that such investments had become impaired. In 2001, we recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. During March 2003, we determined the remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining investment balance of $1 million.

Income Taxes

     There was no provision for income taxes because we have incurred operating losses. As of March 31, 2004, we have approximately $72.0 million of Israeli net operating loss carry forwards and $5.0 million of U.S. federal net operating losses carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.

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

Liquidity and Capital Resources

     As of March 31, 2004, we had approximately $13.4 million of cash, cash equivalents and short-term investments as compared to $14.5 million as of December 31, 2003.

     Net cash used in operating activities was approximately $1.1 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the restructuring that was implemented in the latter half of 2002, which resulted in significant headcount and other operational cost reductions. Cash provided by investing activities was approximately $230,000 and $5.5 million for the three months ended March 31, 2004 and 2003, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund then-current operational needs. Cash provided by financing activities was approximately $100,000 and $10,000 for the three months ended March 31, 2004 and 2003, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan.

     As of March 31, 2004, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash balances will be sufficient to fund our operations for at least the next 12 months . However, we might need to raise additional funds prior to the expiration of this period if we are not successful in generating significant revenue from our products, particularly from licensing the BackWeb Off-line Access Server, if we fail to develop key strategic relationships or if our operating expenses exceed our expectations. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Contractual Obligations

     The following summarizes our contractual obligations at March 31, 2004 (in thousands):

Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$2,572	$916	$1,656	$—

Total Contractual Commitments	$2,572	$916	$1,656	$—

     As part of the restructuring plan that began in the three months ended September 30, 2002, we entered into negotiations with our various landlords to renegotiate our lease obligations. We have finalized the agreement in San Jose, California and we have reached agreement in principle with our landlords in Toronto, Canada and Ramat Gan, Israel whereby we were able to mitigate our lease obligations by, among other things, buying out certain of its obligations, subletting space or reducing rent or a combination of these. The amounts reflected in the table above assume that the agreements in principle are reflective of the final executed agreements.

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

     All of these tax benefits are subject to various conditions and restrictions. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through March 31, 2004, we have not yet used the tax benefits for which we are eligible.

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

     We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. Recently, we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly the BackWeb Offline Access Server, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses.

     Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $1.4 million for the three months ended March 31, 2004, $10.7 million in the year ended December 31, 2003, approximately $24.9 million for the year ended December 31, 2002, and $34.7 million for the year ended December 31, 2001. As of March 31, 2004, we had an accumulated deficit of $139.9 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2004 and into 2005. As a result, we will need to generate significant revenue to achieve and maintain profitability.

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

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenue during any particular quarter. Any significant shortfall in revenue in relation to our expenses would decrease our net income or increase our operating losses and would also harm our financial condition. In some recent quarters our operating results have been below the expectations of public market analysts and investors. It is likely that in some future quarters, our operating results may also be below such expectations, which would likely cause our stock price to decline.

We are increasingly relying on our direct sales force, rather than strategic partners, for revenue generation and this trend could negatively affect our revenues.

     Until recently, we had expected revenue to be generated increasingly through or by our various strategic partners or relationships and our business plans and budgets reflected such expectations. However, in the three months ended March 31, 2004 and in the year ended December 31, 2003, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic partnerships will prove to be successful relationships, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our partners, such as IBM and SAP, and potential partners are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

Our quarterly product license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.

     We typically derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended March 31, 2004, we derived approximately 60% of our license revenue from a license to an existing customer. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the first quarter of 2004, one customer accounted for 40% of total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2003 and, for the three months ended March 31, 2004, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future. The failure to derive significant revenue from these agreements could adversely affect our business.

We derive a significant amount of our total license revenue from our OAS product, and, if demand for OAS does not increase or decreases, our total revenue will not increase and may decrease.

     We derive a significant amount of our total license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our license and consulting revenue, and an increasing amount of our maintenance revenue, from this product for the foreseeable future. Accordingly, our future operating results will depend on the demand for OAS by future customers. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, demand for this product may decrease or fail to increase. A decline in demand for OAS or a failure of demand to increase, as a result of competition, technological change or other factors, would significantly and adversely affect our business, financial condition, and operating results.

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

     To date, our average engagement with our customers have typically taken between 3 and 12 months for them to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products may cause our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

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

     Revenue from customers outside the United States represented approximately $449,000, or 27% of our total revenue, for the three months ended March 31, 2004, and $1.6 million, or 24% of our total revenue, for the year ended December 31, 2003. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

If we are required to treat employee stock option and employee stock purchase plans as a compensation expense, it could significantly increase our net loss and net loss per share.

     There has been ongoing public debate whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. In March 2004, the Financial Accounting Standards Board issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in 2003 and the first quarter of 2004, had we accounted for stock-based compensation plans as a compensation expense, annual diluted net loss per share would have been reduced by $0.05 and $0.01 per share, respectively. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

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

     Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in April 2005. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

     In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report, and the volatility of our stock price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business and results of operations.

Our stock is listed on the Nasdaq SmallCap Market and our continued listing on the Nasdaq SmallCap Market listing is not assured.

     We do not currently meet the listing requirements necessary for our Ordinary Shares to be listed on the Nasdaq National Market System, or NMS. Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the NMS and began trading on the Nasdaq SmallCap Market. The listing of our Ordinary Shares on the Nasdaq SmallCap Market may be perceived as negative by investors and may adversely affect the liquidity and trading price of our Ordinary Shares. We may be unable to re-list our Ordinary Shares on the NMS.

     We have met the initial and continued listing criteria for the Nasdaq SmallCap Market. As a foreign company we are not required to meet the minimum bid price requirement of $1.00 per share. Therefore, we will remain eligible to be quoted on the Nasdaq SmallCap Market, subject to our compliance with the other continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At March 31, 2004, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of March 31, 2004. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We develop products in Israel and sell them in the U.S., Canada, Europe, and Israel. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As most of our sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate material losses in these areas. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Foreign Currency Exchange Rate Risk

     We hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy.

     At March 31, 2004, we had three forward contracts outstanding, the aggregate amount of which is set forth in the following table:

			Average Exchange
NIS Value	Year of Maturity	U.S. $ Value	Rate
NIS 4,004,550	2004	$900,000	4.4495

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows.

     During the first quarter of 2004, we implemented additional controls and procedures to ensure that account reconciliations, analyses, and management review are prepared and completed on a timely basis such that we can certify that the information contained in our financial statements fairly presents in all material respects our financial condition and results of operations. We will continue to refine our internal controls and procedures over time, to continue to ensure the accurate presentation of our financial condition, results of operations and cash flows.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of our shareholders during the quarter ended March 31, 2004.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated May 17, 2004*

*    These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

     (b) Reports on Form 8-K

     On January 28, 2004, we furnished a report under Item 7 and Item 12 of Form 8-K furnishing our press release announcing our financial results for the fiscal quarter and year ended December 31, 2003.

     As previously reported on our Form 8-K on April 22, 2004, the board of directors and Audit Committee accepted Ernst & Young LLP’s resignation effective upon the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.
By:	/s/ MICHAEL A. MORGAN
Michael A. Morgan
Chief Financial Officer

Date: May 14, 2004	(Mr. Morgan is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated May 17, 2004*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.