Form 10-Q
period 2004-06-30
BACKWEB TECHNOLOGIES LTD
filed 2004-08-16
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 000-26241

BackWeb Technologies Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel (State or Other Jurisdiction of Incorporation or Organization)	51-2198508 (I.R.S. Employer Identification Number)

10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel (Address of Principal Executive Offices)	48092 (Zip Code)

(972) 3-6118800

(Registrant’s Telephone Number, Including Area Code)

3 Abba Hillel Street, Ramat Gan, Israel
(Former Address, if Changed Since Last Report

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

     The registrant had 40,717,226 Ordinary Shares outstanding as of August 1, 2004.

BACKWEB TECHNOLOGIES LTD.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, as they involve many risks and uncertainties. The Company’s actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors.” Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company, or any other person, that the future events, plans or expectations contemplated by the Company will be achieved. Forward-looking statements reflect the Company’s current views with respect to future events and financial performance or operations and speak only as of the date of this report. The Company undertakes no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,732	$4,026
Short-term investments	9,142	10,431
Trade accounts receivable, net	1,383	2,403
Other accounts receivable and prepaid expenses	671	782

Total current assets	13,928	17,642
Deposits	520	572
Property and equipment, net	160	301

Total assets	$14,608	$18,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215	$403
Accrued liabilities	2,888	3,813
Deferred revenue	1,042	1,125

Total current liabilities	4,145	5,341
Long-term liabilities	82	213
Commitments and contingencies (Note 3)
Shareholders’ equity:
Ordinary Shares	151,606	151,496
Accumulated other comprehensive income	13	9
Accumulated deficit	(141,238)	(138,544)

Total shareholders’ equity	10,381	12,961

Total liabilities and shareholders’ equity	$14,608	$18,515

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)		(Unaudited)
Revenue:
License	$250	$733	$919	$1,468
Service and maintenance	897	732	1,866	1,524

Total revenue	1,147	1,465	2,785	2,992
Cost of revenue:
License	16	18	41	73
Service	221	264	613	485

Total cost of revenue	237	282	654	558

Gross profit	910	1,183	2,131	2,434
Operating expenses:
Research and development	838	1,160	1,809	2,328
Sales and marketing	1,085	1,609	2,037	3,397
General and administrative	635	1,034	1,244	2,026
Restructuring charge / (credit)	(184)	—	(184)	—

Total operating expenses	2,374	3,803	4,906	7,751

Loss from operations	(1,464)	(2,620)	(2,775)	(5,317)

Finance and other income, net	141	12	81	71
Write-down of an equity investment	—	—	—	(1,000)

Net loss	$(1,323)	$(2,608)	$(2,694)	$(6,246)

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.16)

Weighted average number of shares used in computing basic and diluted net loss per share	40,705	39,853	40,669	39,813

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2004	2003
	Unaudited
Operating Activities
Net loss	$(2,694)	$(6,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(222)	515
Write-down of an equity investment	—	1,000
Changes in operating assets and liabilities:
Trade accounts receivable	1,020	(753)
Other receivables, prepaid expenses, and other long-term assets	163	701
Accounts payable and accrued liabilities	(1,221)	(518)
Deferred revenue	(106)	237

Net cash used in operating activities	(3,060)	(5,064)

Investing Activities
Disposals / (purchases) of property and equipment	363	(37)
Proceeds from sales of short-term investments	1,289	5,516

Net cash provided by investing activities	1,652	5,479

Financing Activities
Proceeds from issuance of ordinary shares, net	114	9

Net cash provided by financing activities	114	9

Net increase / (decrease) in cash and cash equivalents	(1,294)	424
Cash and cash equivalents at beginning of the period	4,026	18,272

Cash and cash equivalents at end of the period	$2,732	$18,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of off-line Web infrastructure and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. BackWeb sells its products primarily to end users in a variety of industries, including high technology manufacturing, pharmaceuticals, financial services and insurance, telecommunications, entertainment and media, and government, through its direct sales force, resellers, and OEMs.

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2004 or any future interim period.

     Revenue Recognition — To date, the Company has derived its revenue from license fees for its products, maintenance, training, and rendering of consulting services. The Company sells its products primarily through its direct sales force, resellers, and OEMs.

     The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition,” as amended (“SOP 97-2”), and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the “Residual Method” when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the Residual Method, any discounts in the arrangement are allocated to the delivered elements.

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

     As noted above, when contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the Residual Method prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training, and consulting services) is determined based on the price charged for the undelivered element when sold separately.

     The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from the sale of perpetual licenses and multi-year term licenses upon delivery. For term licenses with a contract period of less than two years, revenue arising from the sale of such licenses is recognized ratably on a monthly basis.

     The Company derives revenue primarily from software license fees paid by corporate customers and resellers, and from royalty fees from OEMs earned upon delivery of products. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, the Company has granted the right to use the Company’s products to OEMs and distributors, from which royalty revenue can arise.

     Service revenue is primarily comprised of revenue from standard maintenance agreements, consulting and training fees. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is available at multiple levels of support and is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and defers this over the contractual maintenance period for revenue recognition purposes. The customer may choose to buy a maintenance contract at its option. Consulting services are billed at an agreed upon rate, plus out-of-pocket expenses, and training services are billed on a per session basis. The Company recognizes service revenue from consulting and training when provided to the customer.

     Deferred revenue includes amounts billed to customers or cash received from customers for which revenue has not been recognized.

     Net Loss Per Share — Basic and diluted net loss per share have been computed using the weighted average number of Ordinary Shares outstanding during the applicable period. Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 6,686,473 and 7,697,389 at June 30, 2004 and 2003, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss	$(1,323)	$(2,608)	$(2,694)	$(6,246)

Basic and diluted:
Weighted-average shares	40,705	39,853	40,669	39,813
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	40,705	39,853	40,669	39,813

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.16)

Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss	$(1,323)	$(2,608)	$(2,694)	$(6,246)
Change in net unrealized gain (loss) on investments	(15)	(22)	(41)	9
Change in unrealized gain on forward contracts	30	86	4	74
Total comprehensive loss	$(1,308)	$(2,544)	$(2,731)	$(6,163)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Six Months Ended
	June 30,	June 30,
Stock Options	2004	2003
Risk-free interest rates	3.8%	2.5%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	95%	132%

	Six Months Ended
	June 30,	June 30,
Stock Purchase Shares	2004	2003
Risk-free interest rates	3.8%	2.5%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	95%	132%

Pro forma information under SFAS 123 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss as reported	$(1,323)	$(2,608)	$(2,694)	$(6,246)
Stock based compensation expense reported in net loss	—	—	—	—
Stock based compensation expense determined under the fair value method	(325)	(646)	(697)	(1,313)

Pro forma net loss	$(1,648)	$(3,254)	$(3,391)	$(7,559)

Net loss per share:
Basic and diluted – as reported	$(0.03)	$(0.07)	$(0.07)	$(0.16)

Basic and diluted – pro forma	$(0.04)	$(0.08)	$(0.08)	$(0.19)

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

     In the three months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1.0 million was impaired, and the decline in fair value was other-than-temporary. Accordingly, in the three months ended March 31, 2003, the Company recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets. As of June 30, 2004, there were no remaining amounts on the balance sheet related to these investments.

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

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In June 2004, an agreement of settlement was submitted to the court for preliminary approval.

     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and BackWeb could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there was an adverse outcome, BackWeb’s business could be harmed. The Company believes any expenditures related to a settlement would be covered under its directors’ and officers’ liability insurance. This insurance carries a deductible of $250,000, of which the Company has satisfied approximately $90,000 through June 30, 2004.

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

Significant Risks

     Due to uncertainties in the technology market in particular and the economy in general, the Company has limited visibility to forecast future revenues. While the Company believes there is a market for its products, this lack of revenue visibility exposes the Company to risk should it not be able to adjust its expenditures to mitigate unfavorable trends in its revenue.

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

     On July 2, 2001, the Company announced a restructuring plan, which was implemented in the three months ended September 30, 2001. The restructuring plan included a reduction in workforce, vacating certain facilities and canceling office service leases as a result of employee terminations and office consolidation. The Company recorded a charge of $2.8 million, which consisted of $1.3 million of severance and benefit costs, $1.4 million of facility costs representing early termination penalties, office restoration costs and an accrual of certain lease commitments related to the closure and consolidation of offices in Europe, Japan and the United States, and $100,000 related to other related restructuring costs.

     During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. Net restructuring charges remaining at June 30, 2004 were approximately $100,000. The remaining restructuring accrual is expected to be substantially utilized through December 31, 2004.

     The following table summarizes the costs and activities related to the 2001 and 2002 restructurings (in thousands):

	Involuntary
	Terminations	Facilities and Other	Total
Total charge — 2001 restructuring	$1,300	$1,500	$2,800
Cash payments — 2001 restructuring	(700)	(1,300)	(2,000)

Balance at December 31, 2001	600	200	800
Cash payments — 2001 restructuring	(600)	(200)	(800)
Total charge — 2002 restructuring	1,600	3,100	4,700
Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	1,100	1,400
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Cash payments — 2002 restructuring	—	—	—

Balance at March 31, 2004	—	500	500
Change in estimate — 2002 restructuring	—	(200)	(200)
Cash payments — 2002 restructuring	—	(200)	(200)
Balance at June 30, 2004	$—	$100	$100

Note 5. Segments and Geographic Information

BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing, and administration. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
North America	$935	$1,071	$2,124	$2,051
Israel	28	175	63	352
Europe	183	219	598	589

	$1,147	$1,465	$2,785	$2,992

	June 30,	December 31,
	2004	2003
	Unaudited
Total assets:
North America	$1,833	$3,049
Israel	12,071	14,859
Other	704	559

	$14,608	$18,507

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for $524,000, or 19%, and another customer accounted for 284,000, or 10% of our total revenue, in the six months ended June 30, 2004. Four customers accounted for $168,000, or 15%, $150,000, or 13%, $124,000, or 11%, and $121,000, or 11%, of total revenue, respectively, in the three months ended June 30, 2004.

Note 6. Guarantees

     Under the terms of the Company’s standard contract with its customers, the Company agrees to indemnify the customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of the Company’s software or services infringes intellectual property rights of a third party. The Company believes that these terms are common in the high technology industry. The Company does not record a liability for potential litigation claims related to indemnification obligations with its customers as it cannot be estimated accurately. The Company does not believe the likelihood of a material obligation is probable.

Note 7. Short-Term Investments

     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

		June 30,
		2004			2003
						Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Commercial paper	$996	$3	$999	$17,106	$2	$17,108
Certificates of deposit	3,748	(67)	3,681	—	—	—
Totals	$4,744	$(64)	$4,680	$17,106	$2	$17,108

     At June 30, 2004, the total amounts of investments due within one year and due after one year were $7.7 million and $1.4 million, respectively.

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

First Half Business Overview

     Overall in the second quarter of 2004, we achieved some important strategic objectives around cost control and implementing our new sales effort. However our results for the second quarter of 2004 reflected continued challenges in information technology (“IT”) spending, combined with the impact of the realignment of our sales process we embarked upon in the first quarter of 2004. Our total revenue decreased 22% in the second quarter of 2004 compared with the second quarter of 2003, as well as 30% compared to the first quarter of 2004. The primary driver behind our decrease in revenue during the period was a decrease in our license revenue. License revenue in the second quarter of 2004 declined 66% and 63% compared to last year and the sequential quarter, respectively. We did see a positive trend in our professional services revenue compared to both the sequential and year-ago quarter reflecting an increase in customer deployments of our solution. We believe the decrease in revenue was primarily due to the changes we implemented to our sales focus and strategy, discussed in more detail below, in addition to a sluggish market recovery, particularly in the technology sector.

     Our operating expenses in the second quarter of 2004 declined approximately 38% from the second quarter of 2003 and declined 6% from the first quarter of 2004. As a result, we were able to reduce our net loss per share in the second quarter of 2004 by $0.04 compared to the same quarter last year. Net loss per share remained flat from the first quarter of 2004.

     Anticipating a possible disruption in our sales cycle and related license revenue during this significant transition, we continued to emphasize cost disciplines during the quarter. This enabled us to reduce total expenses in the second quarter of 2004 to $2.6 million, compared to $4.1 million in the second quarter of 2003, and 11% below total expenses of $2.9 million in the first quarter of 2004. While we reduced overall costs in the second quarter of 2004, we were able to increase our investments in sales and marketing initiatives during the quarter as compared to similar spending in the first quarter of 2004. However, we reduced our research and development spending as part of our overall cost control measures.

     During the first quarter of 2004, based upon our experiences over the past year and feedback from our customers, we initiated a new sales and marketing focus which places heightened emphasis on business value selling. Accordingly, we will now devote more of our sales efforts to emphasizing how our products can provide greater business value and return on investment to managers who are accountable for the productivity of field sales, services, consulting, and other revenue-related, customer-facing teams. We will also continue to remain actively engaged with IT organizations which are critical in evaluating and selecting the right technical solution for the enterprise, as well as ensuring a successful implementation and deployment. We believe our experience in selling our products within IT organizations where we have been primarily selling our technology benefits will assist us in our business value selling to executives. In effect, we are expanding our sales focus to include what we call the “problem owners” in addition to our traditional focus on the “process owners.” We believe this change within our sales execution model will be completed during the third quarter of 2004, but that it will take some time before the full benefits of this change will be reflected in our operating results.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts; and

•	Accrued restructuring charges.

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

     We recognize software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the Residual Method, any discounts in the arrangement are allocated to the delivered element.

     When contracts contain multiple elements wherein VSOE of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by SOP 98-9. Maintenance revenue included in these arrangements is deferred and recognized on a straight-line basis over the term of the maintenance agreement. The VSOE of fair value of the undelivered elements (maintenance, training, and consulting services) is determined based on the price charged for the undelivered element when sold separately.

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

     Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts

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

     During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 restructuring plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. Net restructuring charges remaining in the accrual at June 30, 2004 were approximately $100,000. The remaining restructuring accrual is expected to be substantially utilized through December 31, 2004.

Results of Operations

     The following table sets forth our results of operations for the three months ended June 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
Licenses	22%	50%	33%	49%
Service	78	50	67	51
Total revenue	100	100	100	100

Cost of revenue:
Licenses	2	1	1	2
Service	19	18	22	16
Total cost of revenue	21	19	23	18

Gross profit	79	81	77	82
Operating expenses:
Research and development	73	79	65	78
Sales and marketing	95	110	73	114
General and administrative	55	71	45	68
Restructuring charge	(16)	—	(7)	—
Total operating expenses	207	260	176	259
Loss from operations	(128)	(179)	(100)	(178)
Interest and other income, net	12	1	3	2
Write-down of an equity investment	—	—	—	(33)
Net loss	(97%)	(178)%	(97)%	(209)%

Revenue

Total revenue

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Total revenue	$1,147	($318)	-21.7%	$1,465
As a percentage of total revenue	100.0%	—	—	100.0%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Total revenue	$2,785	($207)	-6.9%	$2,992
As a percentage of total revenue	100.0%	—	—	100.0%

     We derive revenue from license, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The decrease in total revenue in the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to a decrease in license revenue. These decreases were offset, in part, by an increase in maintenance services and consulting fees. We have limited visibility to forecast revenue for the second half of 2004 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.

     In the three months ended June 30, 2004, four customers accounted for 49% of total revenue. In the six months ended June 30, 2004, two customers accounted for 29% of total revenue. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.

License revenue

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
License revenue	$250	($483)	-65.9%	$733
As a percentage of total revenue	21.8%	—	-28.2%	50.0%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
License revenue	$919	($549)	-37.4%	$1,468
As a percentage of total revenue	33.0%	—	-16.1%	49.1%

     The decrease in license revenue in the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to a reorganization within the sales force implemented during the first quarter of 2004. This included the hiring of a new vice president of sales who assumed responsibility for the sales organization in late March 2004 from Erez Lorber, our CEO, who was acting vice president of sales since his appointment as CEO in January 2004. Additionally, the first six months of 2004 saw a transition of several members of our direct sales team. These personnel changes were a result of our realignment of the skills within the sales team towards our new sales focus targeting line of business owners and less focus on targeting IT department personnel. We believe this transition of both personnel and sales strategy during the first six months of 2004 contributed to the decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel. We believe this change within our sales execution model will be completed during the third quarter of 2004, but will take some time before the full benefits of this change will be reflected in our operating results. A license sale to an existing customer accounted for $100,000, or 40%, of license revenue for the three months ended June 30, 2004 and $500,000, or 54%, of license revenue for the six months ended June 30, 2004. A license sale to a new customer accounted for the remaining $150,000, or 60%, or license revenue for the three months ended June 30, 2004.

Service revenue

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Service revenue	$897	$165	22.5%	$732
As a percentage of total revenue	78.2%	—	28.2%	50.0%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Service revenue	$1,866	$342	22.4%	$1,524
As a percentage of total revenue	67.0%	—	16.1%	50.9%

     Service revenue, which includes maintenance and consulting services, increased for the three and six months ended June 30, 2004 when compared to the same periods in 2003 due to an increase in consulting fees of approximately $240,000 and $338,000, respectively. The increase in the three-month period was partially offset by a decrease in maintenance services fees of approximately $75,000. Maintenance services fees remained relatively flat in the six-month period. The vast majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product. Customer deployments of that product increased commensurate with the increase in the product’s license revenue that occurred in prior periods.

     During the balance of 2004 we expect service revenue to remain relatively flat, or to decrease slightly from the first six months of 2004. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur, especially due to the changes we are implementing in our sales force and strategy. Further, while we expect consulting revenue to remain relatively flat over the balance of 2004, this too is dependent on increased licenses of our BackWeb Offline Access Server.

Cost of Revenue

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of revenue	$237	($45)	-16.0%	$282
As a percentage of total revenue	20.7%	—	1.4%	19.2%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of revenue	$654	$96	17.2%	$558
As a percentage of total revenue	23.5%	—	4.8%	18.6%

     Cost of revenue remained relatively flat as a percentage of revenue during the three months ended June 30, 2004 as compared to the same period in 2003. Cost of revenue increased in the six-month period primarily due to higher professional services costs including the use of more senior consultants on our professional services engagements in the first quarter, which has a higher cost of revenue than license revenue.

Cost of License Revenue

     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of license revenue	$16	($2)	(11.1)%	$18
As a percentage of license revenue	6.4%	—	3.9%	2.5%
As a percentage of total revenue	1.4%	—	0.2%	1.2%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of license revenue	$41	($32)	(43.8)%	$73
As a percentage of license revenue	4.5%	—	(0.5)%	5.0%
As a percentage of total revenue	1.5%	—	(1.0)%	2.4%

     Cost of license revenue remained relatively flat as a percentage of revenue during the three months ended June 30, 2004 as compared to the same period in 2003. Cost of license revenue decreased during the first six months of 2004 as compared to the same period in 2003 due to a shift in our license revenue mix away from products with higher associated royalties.

     We expect our cost of license revenue as a percentage of license revenue to remain relatively consistent in the second half of 2004.

Cost of Service Revenue

     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of service revenue	$221	($43)	-16.3%	$264
As a percentage of service revenue	24.6%	—	-11.4%	36.1%
As a percentage of total revenue	19.3%	—	1.3%	18.0%

	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of service revenue	$613	$128	26.4%	$485
As a percentage of service revenue	32.9%	—	1.0%	31.8%
As a percentage of total revenue	22.0%	—	5.8%	16.2%

     Cost of service revenue decreased during the three months ended June 30, 2004 as compared to the same period in 2003 primarily due to a reduction in costs within the services organization through cost containment measures. Cost of service revenue increased during the first six months of 2004 as compared to the same period in 2003 primarily due to the use of more senior consultants on our professional services engagements in the first quarter of 2004, which increased the related cost of delivering the service revenue.

     We expect the cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during the second half of 2004.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Research and development	$838	($322)	(27.8)%	$1,160
As a percentage of total revenue	73.1%	—	(6.1)%	79.2%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Research and development	$1,809	($519)	(22.3)%	$2,328
As a percentage of total revenue	65.0%	—	(12.9)%	77.8%

     The decrease in research and development expenses during the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2003, we significantly reduced our use of outside contractors and reduced headcount in our research and development department from 37 to 30 full-time employees through attrition and personnel management. The combination of these items reduced payroll and related expenses by approximately $750,000 in fiscal year 2003. We received the full benefit of the 2003 personnel changes during the first two quarters of 2004 when compared to the same period in 2003. Additionally, during the first quarter of 2004, we further reduced headcount in our research and development department from 30 to 28 full-time employees through attrition and personnel management, which we received the full benefit of in the second quarter of 2004.

     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will moderately decrease in terms of absolute dollars during the second half of 2004.

Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Sales and marketing	$1,085	($524)	(32.6)%	$1,609
As a percentage of total revenue	94.6%	—	(15.2)%	109.8%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Sales and marketing	$2,037	($1,360)	(40.0)%	$3,397
As a percentage of total revenue	73.1%	—	(40.4)%	113.5%

     The decrease in sales and marketing expenses during the three and six months ended June 30, 2004 as compared to the same periods in 2003 resulted primarily from a reduction in personnel related costs (approximately $230,000 and $720,000 respectively). Realizing the full effect of the reorganization in October 2002, plus additional personnel expense management during 2003, resulted in a savings of $2.5 million in payroll and related expenses during fiscal year 2003, a benefit that we continue to realize in 2004. We continue to seek ways to reduce our fixed costs, such as the closing of non-strategic field sales offices.

     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate, particularly as we realign our sales strategy and personnel towards our new focus on selling to line of business executives as opposed to our traditional focus on IT organizations. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be more than offset by increased personnel expenses and, thus, we expect sales and marketing expenses will increase during the second half of 2004.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
General and administrative	$635	($399)	(38.6)%	$1,034
As a percentage of total revenue	55.4%	—	(15.2)%	70.6%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
General and administrative	$1,244	($782)	(38.6)%	$2,026
As a percentage of total revenue	44.7%	—	(27.8)%	67.7%

     The decrease in general and administrative expenses during the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to a reduction in facilities costs (approximately $190,000 and $480,000, respectively) and outside services expenses (approximately $235,000 and $500,000, respectively) associated with our reorganization in October 2002. Additionally we have reduced the fees associated with third party consultants and substituted higher cost vendors with more cost effective alternatives where possible.

     We expect general and administrative expenses will decrease on an absolute basis during the second half of 2004 due to a continued focus on cost reduction programs.

Restructuring Charge

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Restructuring charge	($184)	$184	n/a	$0
As a percentage of total revenue	-16.0%	—	—	0.0%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Restructuring charge	$184	($184)	n/a	$0
As a percentage of total revenue	6.6%	—	—	0.0%

     During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000 against the restructuring accrual. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000.

Interest and Other Income (Expense), Net

Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$141	$129	1075%	$12
As a percentage of total revenue	12.3%	—	11.5%	0.8%

	Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$81	$10	14%	$71
As a percentage of total revenue	2.9%	—	0.5%	2.4%

     The increase in interest and other income (expense), net during the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to foreign exchange gains during the second quarter. This gain was partially offset by a decrease in interest income resulting from utilization of our cash, cash equivalents and short-term investments due to our operating losses. We expect interest and other income (expense), net to decrease gradually during the second half of 2004 as we expect we will continue to use cash during 2004 and, as a result, earn less investment and interest income.

Write-Down of an Equity Investment

	Three and Six months ended,
	June 30,	Change		June 30,
	2004	$	%	2003
	(in thousands, except percentages)
Write-down of an equity investment	$0	($1,000)	(100.0)%	$1,000
As a percentage of total revenue	0.0%	—	(33.4)%	33.4%

     In 2000, we invested in certain development-stage companies operating Internet-centric businesses in which we believed we had a significant strategic interest. However, due to the economic slowdown and the significant decline in capital available to, and in the valuations of, the privately funded Internet-centric businesses, management determined that such investments had become impaired. In 2001, we recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what management considered to be fair value. During March 2003, we determined the remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining investment balance of $1.0 million.

Income Taxes

     There was no provision for income taxes because we have incurred operating losses. As of June 30, 2004, we had approximately $72.0 million of Israeli net operating loss carry forwards and $5.0 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.

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

Liquidity and Capital Resources

     As of June 30, 2004, we had approximately $11.9 million of cash, cash equivalents and short-term investments as compared to $14.5 million as of December 31, 2003.

     Net cash used in operating activities was approximately $3.1 million and $5.1 million for the six months ended June 30, 2004 and 2003, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the ongoing effect of the restructuring that was implemented in the latter half of 2002, which resulted in significant headcount and other operational cost reductions. Cash provided by investing activities was approximately $1.7 million and $5.5 million for the six months ended June 30, 2004 and 2003, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was approximately $114,000 and $9,000 for the six months ended June 30, 2004 and 2003, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.

     As of June 30, 2004, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. We may elect to raise additional funds prior to the expiration of this period if we believe such funds will help achieve strategic goals. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Contractual Obligations

     The following summarizes our contractual obligations at June 30, 2004 (in thousands):

Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$2,156	$792	$1,364	$—

Total Contractual Commitments	$2,156	$792	$1,364	$—

     As part of the restructuring plan that began in the three months ended September 30, 2002, we entered into negotiations with our various landlords to renegotiate our lease obligations. We have finalized the agreement in San Jose, California, Toronto, Canada, and Rosh Ha’ayin, Israel whereby we were able to mitigate our lease obligations by, among other things, buying out certain of its obligations, subletting space or reducing rent, entering into a new lease agreement, or a combination of these.

Effective Corporate Tax Rates

     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies are generally subject to corporate tax on their taxable income at a rate of 35% of in the 2004 tax year, 34% in the 2005 tax year, 32% in the 2006 tax year, and 30% in and after the 2007 tax year. However, as discussed below, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.

     All of these tax benefits are subject to various conditions and restrictions. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through June 30, 2004, we have not yet used the tax benefits for which we are eligible.

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

     We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. Recently, we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly the BackWeb Offline Access Server, or OAS, our business, operating results and financial conditions will suffer.

We have a history of losses and we expect future losses .

     Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $2.7 million for the six months ended June 30, 2004, $10.7 million in the year ended December 31, 2003, [we don’t have “approximately before every number in this sentence, so I would just delete here and keep it before the first number in the litany in this sentence] $24.9 million for the year ended December 31, 2002, and $34.7 million for the year ended December 31, 2001. As of June 30, 2004, we had an accumulated deficit of $141.2 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2004 and into 2005. As a result, we will need to significantly increase our revenue to achieve and maintain profitability.

We are increasingly relying on our direct sales force, rather than strategic partners, for revenue generation and this trend could negatively affect our revenues.

Until recently, we had expected revenue to be generated increasingly through or by our various strategic partners or relationships and our business plans and budgets reflected such expectations. However, in the six months ended June 30, 2004 and in the year ended December 31, 2003, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic partnerships will prove to be successful relationships, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our partners, such as IBM and SAP, and potential partners are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

We derive a significant amount of our total license revenue from our OAS product, and, if demand for OAS does not increase or decreases, our total revenue will not increase and may decrease.

     We derive a significant amount of our total license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. We expect to continue to derive a substantial portion of our license and consulting revenue, and an increasing amount of our maintenance revenue, from this product for the foreseeable future. Accordingly, our future operating results will depend on the demand for OAS by future customers. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may not generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.

     Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $11.9 million as of June 30, 2004, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.

To date, our average engagement with our customers have typically taken between 3 and 12 months for them to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products have caused, and may continue to cause, our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products with no guarantee that such investment will result in a sale. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.

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

     We typically derive a significant portion of our product license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended June 30, 2004 , we derived approximately 40% of our license revenue from a license to an existing customer. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the six months ended June 30, 2004, two customers accounted for 29% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2003 and, for the six months ended June 30, 2004, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.

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

     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003 and first half of 2004, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

If the economic slowdown continues, or if our revenue does not increase in future periods, we may have to implement additional plans in order to reduce our operating costs.

     As a result of the economic slowdown, in the third quarter of 2002, we announced a restructuring plan to reduce our operating costs to match the current business environment, which was implemented in the fourth quarter of 2002. We also previously implemented a restructuring plan in July 2001. If the economic slowdown continues, or if our revenue does not increase from its current level, we may have to implement additional plans to reduce our operating costs, which could cause us to incur additional restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our international operations are subject to additional risks .

     Revenue from customers outside the United States represented approximately $212,000, or 18% of our total revenue, for the three months ended June 30, 2004, approximately $661,000, or 27% of our total revenue, for the six months ended June 30, 2004 and $1.6 million, or 24% of our total revenue, for the year ended December 31, 2003. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

     There has been ongoing public debate whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. In March 2004, the Financial Accounting Standards Board issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in 2003 and the first two quarters of 2004 , had we accounted for stock-based compensation plans as a compensation expense, annual diluted net loss per share would have been reduced by $0.05 and $0.01 per share, respectively. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

Risks Relating to Our Location in Israel

Any major developments in the political or economic conditions in Israel could cause our business to suffer because we are incorporated in Israel and have important facilities and resources located in Israel.

     We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place. We cannot predict the effect on BackWeb of an increase in the degree of violence in Israel or of any possible military action elsewhere in the Middle East we incur a large portion of our costs from operations in Israel in NIS. If Israel’s economy is impaired by a high inflation rate or if the timing of the devaluation of the NIS against the U.S. dollar were to lag considerably behind inflation, our operations and financial condition may be negatively impacted to the extent that the inflation rate exceeds the rate of devaluation of the NIS against the U.S. dollar.

Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.

     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past and was in the process of being extended at October 31, 2004. The expiration date may be extended by ministerial decision until December 31, 2004, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after October 31, 2004 or that the benefits will be continued in the future at their current levels or at any level.

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

     If a foreign judgment is enforced by an Israeli court, it generally will be payable in NIS, which can then be converted into non-Israeli currency and transferred out of Israel. The usual practice in an action to recover an amount in non-Israeli currency is for the Israeli court to render judgment for the equivalent amount in NIS at the rate of exchange on the date of payment, but the judgment debtor also may make payment in non-Israeli currency. Pending collection, the amount of the judgment of an Israeli court stated in NIS ordinarily will be linked to the Israel consumer price index plus interest at the annual rate (set by Israeli law) prevailing at that time. Judgment creditors bear the risk of unfavorable exchange rates.

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

     We have met the initial and continued listing criteria for the Nasdaq SmallCap Market. As a foreign company we are not required to meet the minimum bid price requirement of $1.00 per share. Therefore, we will remain eligible to be quoted on the Nasdaq SmallCap Market, subject to our compliance with the other continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At June 30, 2004 , we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of June 30, 2004 . These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Foreign Currency Exchange Rate Risk

     We hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy. At June 30, 2004, we had no forward contracts in place.

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

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In June 2004, an agreement of settlement was submitted to the court for preliminary approval.

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

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2004.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated August 13, 2004*

*     These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

     (b) Reports on Form 8-K

     On April 22, 2004, we filed a report under Item 4 of Form 8-K reporting that Ernst & Young LLP had resigned as our independent registered public accounting firm, effective upon the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.
	By:	/s/ MICHAEL A. MORGAN

Michael A. Morgan
Chief Financial Officer
Date: August 13, 2004		(Mr. Morgan is the Principal Financial Officer and
has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated August 13, 2004*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.