Form 10-Q
period 2004-09-30
BACKWEB TECHNOLOGIES LTD
filed 2004-11-15
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to

Commission File Number 000-26241

BackWeb Technologies Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel	51-2198508
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel	48092
(Address of Principal Executive	(Zip Code)
Offices)

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

     The registrant had 40,754,834 Ordinary Shares outstanding as of November 7, 2004.

BACKWEB TECHNOLOGIES LTD.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors.” Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by us, or any other person, that the future events, plans or expectations contemplated by us will be achieved. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,380	$4,026
Short-term investments	7,729	10,431
Trade accounts receivable, net	1,370	2,403
Other accounts receivable and prepaid expenses	645	782

Total current assets	12,124	17,642
Deposits	24	572
Property and equipment, net	155	301

Total assets	$12,303	$18,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237	$403
Accrued liabilities	2,320	3,813
Deferred revenue	849	1,125

Total current liabilities	3,406	5,341
Long-term liabilities	68	213
Commitments and contingencies (Note 3)
Shareholders’ equity:
Ordinary Shares	151,623	151,496
Accumulated other comprehensive income	(18)	9
Accumulated deficit	(142,776)	(138,544)

Total shareholders’ equity	8,829	12,961

Total liabilities and shareholders’ equity	$12,303	$18,515

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)		(Unaudited)
Revenue:
License	$124	$911	$1,043	$2,379
Service	1,057	843	2,923	2,367

Total revenue	1,181	1,754	3,966	4,746
Cost of revenue:
License	12	29	53	102
Service	348	239	960	724

Total cost of revenue	360	268	1,013	826

Gross profit	821	1,486	2,953	3,920
Operating expenses:
Research and development	768	1,181	2,527	3,509
Sales and marketing	1,236	1,454	3,273	4,851
General and administrative	505	1,297	1,799	3,323
Restructuring charge / (credit)	(82)	—	(266)	—

Total operating expenses	2,427	3,932	7,334	11,683

Loss from operations	(1,606)	(2,446)	(4,381)	(7,763)

Interest and other income, net	69	(44)	149	27
Write-down of an equity investment	—	—	—	(1,000)

Net loss	$(1,537)	$(2,490)	$(4,232)	$(8,736)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.22)

Weighted average number of shares used in computing basic and diluted net loss per share	40,807	39,985	41,101	39,871

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	Unaudited
Operating Activities
Net loss	$(4,232)	$(8,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223	749
Loss/(Gain) on disposal of assets, net	(6)	—
Write-down of an equity investment	—	1,000
Changes in operating assets and liabilities:
Trade accounts receivable	1,033	(163)
Other receivables, prepaid expenses, and other long-term assets	685	491
Accounts payable and accrued liabilities	(1,766)	(129)
Deferred revenue	(313)	(215)

Net cash used in operating activities	(4,376)	(7,003)

Investing Activities
Disposals / (purchases) of property and equipment	(71)	(83)
Proceeds from sales of short-term investments	2,702	5,516

Net cash provided by investing activities	3,631	5,433

Financing Activities
Proceeds from issuance of ordinary shares, net	99	301

Net cash provided by financing activities	99	301

Net increase / (decrease) in cash and cash equivalents	(1,646)	(1,269)
Cash and cash equivalents at beginning of the period	4,026	18,272

Cash and cash equivalents at end of the period	$2,380	$17,003

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of offline Web infrastructure and application-specific software that enable companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. BackWeb sells its products primarily to end users in a variety of industries, including high technology manufacturing, pharmaceuticals, financial services and insurance, telecommunications, entertainment and media, and government, through its direct sales force, resellers, and OEMs.

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

     Net Loss Per Share — Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 6,584,394 and 6,705,762 at September 30, 2004 and 2003, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss	$(1,537)	$(2,490)	$(4,232)	$(8,736)

Basic and diluted:
Weighted-average shares	40,807	39,985	41,101	39,871
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	40,807	39,985	41,101	39,871

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.22)

Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss	$(1,537)	$(2,490)	$(4,232)	$(8,736)
Change in net unrealized gain (loss) on investments	13	—	(19)	(13)
Change in unrealized gain on forward contracts	—	—	—	31
Total comprehensive loss	$(1,524)	$(2,490)	$(4,251)	$8,718

     Stock Compensation — BackWeb has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying Ordinary Shares on the date of grant, compensation expense is recognized.

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Nine Months Ended
	September 30,	September 30,
Stock Options	2004	2003
Risk-free interest rates	3.3%	2.9%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	79%	132%

	Nine Months Ended
	September 30,	September 30,
Stock Purchase Shares	2004	2003
Risk-free interest rates	3.3%	2.9%
Expected lives (in years)	.5	.5
Dividend yield	0%	0%
Expected volatility	79%	132%

Pro forma information under SFAS 123 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Net loss as reported	$(1,537)	$(2,490)	$(4,231)	$(8,736)
Stock based compensation expense reported in net loss	—	—	—	—
Stock based compensation expense determined under the fair value method	(304)	(382)	(993)	(1,694)

Pro forma net loss	$(1,841)	$(2,872)	$(5,224)	$(10,430)

Net loss per share:
Basic and diluted – as reported	$(0.04)	$(0.06)	$(0.10)	$(0.22)

Basic and diluted – pro forma	$(0.05)	$(0.07)	$(0.13)	$(0.26)

Reclassification — Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements. In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity instruments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance provided in EITF 03-1 is effective for fiscal years beginning after September 15, 2004, while the disclosure requirements for debt and equity securities accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” are effective for annual periods ending after December 15, 2003. The Company does not expect the adoption of EITF 03-1 will have a material impact on its financial position, results of operations, or cash flows.

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

     In the three months ended March 31, 2003, the Company concluded that the balance of these investments in the amount of $1.0 million was impaired, and the decline in fair value was other-than-temporary. Accordingly, in the three months ended March 31, 2003, the Company recorded a charge of $1.0 million to reflect the impairment to the carrying value of these assets. As of September 30, 2004, there were no remaining amounts on the balance sheet related to these investments.

Note 3. Contingencies

Litigation

     On November 13, 2001, BackWeb, six of its officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our September 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In September 2004, an agreement of settlement was submitted to the court for preliminary approval.

     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and BackWeb could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there was an adverse outcome, BackWeb’s business could be harmed. The Company believes any expenditures related to a settlement would be covered under its directors’ and officers’ liability insurance. This insurance carries a deductible of $250,000, of which the Company has satisfied approximately $90,000 through September 30, 2004.

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

Line of Credit

     As of September 30, 2004, the Company had a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. At September 30, 2004, the Company had unused borrowing capacity of $1.0 million.

Note 4. Restructuring Liabilities

     On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. The Company recorded a charge in 2002 of $4.7 million which consisted of $1.6 million of severance and benefit costs, which included forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility costs representing early termination penalties, office restoration costs and an accrual of certain lease commitments, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring costs. In November 2003, the Company accrued an additional charge of approximately $443,000 due to a change in estimate on its facilities costs, of which approximately $289,000 related to the impairment of lease space in its Canadian subsidiary, $120,000 related to an exchange of warrants to the landlord as part of the final settlement of lease space at its headquarters in San Jose, California and approximately $34,000 consisted of other office lease impairment charges.

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

     During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. There was no remaining balance related to restructuring charges remaining at September 30, 2004.

     The following table summarizes the costs and activities related to the 2001 and 2002 restructurings (in thousands):

	Involuntary
	Terminations	Facilities and Other	Total
Total charge — 2001 restructuring	$1,300	$1,500	$2,800
Cash payments — 2001 restructuring	(700)	(1,300)	(2,000)

Balance at December 31, 2001	600	200	800
Cash payments — 2001 restructuring	(600)	(200)	(800)
Total charge — 2002 restructuring	1,600	3,100	4,700
Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	1,100	1,400
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Cash payments — 2002 restructuring	—	—	—

Balance at March 31, 2004	—	500	500
Change in estimate — 2002 restructuring	—	(200)	(200)
Cash payments — 2002 restructuring	—	(200)	(200)
Balance at June 30, 2004	—	100	100

Change in estimate — 2002 restructuring	—	(100)	(100)
Cash payments — 2002 restructuring	—	—	—
Balance at September 30, 2004	$—	$—	$—

Note 5. Segments and Geographic Information

BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing and administration. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
North America	$1,006	$1,151	$3,130	$3,202
Israel	28	408	91	760
Europe	147	195	744	784

	$1,181	$1,754	$3,966	$4,746

	September 30,	December 31,
	2004	2003
	Unaudited
Total assets:
North America	$1,547	$3,097
Israel	10,381	14,859
Other	375	559

	$12,303	$18,515

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for $648,000, or 16%, another accounted for 383,000, or 10%, and another customer accounted for 411,000, or 10% of our total revenue, in the nine months ended September 30, 2004. No customer accounted for more than 10% of our revenue in the three months ended September 30, 2004.

Note 6. Guarantees

     Under the terms of the Company’s standard contract with its customers, the Company agrees to indemnify the customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of the Company’s software or services infringes intellectual property rights of a third party. The Company believes that these terms are common in the high technology industry. The Company does not record a liability for potential litigation claims related to indemnification obligations with its customers as it has not had any claims and does not believe any are likely.

Note 7. Short-Term Investments

     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

		2004	September 30,		2003	Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Money market	$4,430	$—	$4,430	$—	$—	$—
Commercial paper	—	—	—	13,082	—	13,094
Certificates of deposit	3,299	(19)	3,145	1,107	(13)	1,095
Totals	$7,729	$(19)	$7,710	$14,189	$(13)	$14,189

     At September 30, 2004, the total amounts of investments due within one year and due after one year were $5.2 million and $2.5 million, respectively.

Note 8. Subsequent Event

     The Company has experienced a shortfall in license revenue, and in order to protect the cash reserves of the Company, decided to restructure the Company in October 2004. The focus of the restructuring was the reduction of management and administrative costs, and to a lesser extent, the reduction of the sales and marketing operation to a level consistent with the Company’s current sales level. The product development, technical support and professional services operations experienced only modest reductions. The Company believes that this action will allow it to continue investing in its product line and continue providing active support for our customers. The Company expects that this restructuring, as well as other expense reduction measures, will result in annualized savings of approximately $4 million, which should begin to have an impact in the quarter ending December 31, 2004, with the full impact of these reductions reflected beginning in the first quarter of 2005. The Company expects that there will be approximately $400,000 in employee termination related costs incurred within the fourth quarter of 2004, and no subsequent costs related to this action in 2005.

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

     The BackWeb® Offline Access Server® is designed to extend the reach of corporate portals to mobile or disconnected users and users who need to be notified of critical new content, which helps increase usage of the portal and critical communications, thereby increasing companies’ return on investment from their enterprise portals. Our BackWeb e-Accelerator™ application allows an extended enterprise or geographically dispersed organization to manage and deliver pertinent information and alerts without the use of a portal. This enables sales and service organizations, partners and resellers, and call centers using our products to collect and distribute up-to-date, key data to customers, partners, and employees, enabling users to interact with the data through alerts and notification features. Our core infrastructure software, BackWeb Foundation™, is a platform that allows organizations to efficiently target and deliver sizeable digital data of any format to users’ desktops throughout the extended enterprise.

     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide through a combination of our direct sales force, reseller channels, and OEMs.

Business Overview

     Overall in the first nine months of 2004, we achieved some important strategic objectives around cost control and implementing our new sales effort. However our results for the second and third quarters of 2004 reflected continued challenges in information technology (“IT”) spending, combined with the impact of the realignment of our sales process we embarked upon in the first quarter of 2004. Our total revenue decreased 33% in the third quarter of 2004 compared with the third quarter of 2003, as well as 3% compared to the second quarter of 2004. The primary driver behind our decrease in revenue during the period was a decrease in our license revenue. License revenue in the third quarter of 2004 declined 86% and 50% compared to last year and the sequential quarter, respectively. We did see a positive trend in our professional services revenue compared to both the sequential and year-ago quarter reflecting an increase in customer deployments of our solution. We believe the decrease in revenue was primarily due to the lack of market demand to date for our BackWeb Offline Access Server product, which has been due in part to changes we implemented to our sales focus and strategy, in addition to a sluggish market recovery, particularly in the technology sector.

     Our operating expenses in the third quarter of 2004 declined approximately 38% from the third quarter of 2003. As a result, we were able to reduce our net loss per share in the third quarter of 2004 by $0.02 compared to the same quarter last year.

     Anticipating a possible disruption in our sales cycle and related license revenue during this significant transition, we continued to emphasize cost disciplines during the quarter. This enabled us to reduce total operating expenses in the third quarter of 2004 to $2.4 million, compared to $3.9 million in the third quarter of 2003.

Recent Events

     During the first quarter of 2004, we initiated a new sales and marketing focus which placed a heightened emphasis on business value selling. This change in selling technique emphasized how our products can provide greater business value and return on investment to managers who are accountable for the productivity of field sales, services, consulting, and other revenue-related, customer-facing teams. We anticipated that this change in sales strategy could lead to a reduction in license revenue and new customer acquisition, but felt it was an important change for the future of the company.

     As described above, we experienced a significant decrease in license revenue during the second and third quarters of 2004, and in order to protect our cash reserves, we decided to restructure the company in October 2004. The focus of the restructuring was the reduction of management and administrative costs, and to a lesser extent, the reduction of our sales and marketing operation to a level consistent with our current sales level. Our product development, technical support and professional services operations experienced only modest reductions. We believe that this action will allow us to continue investing in our product line and continue providing active support for our customers. We remain committed to our recently launched sales initiatives which focus on the ability to mobilize enterprise Web applications used by the revenue-critical field sales and field service organizations of our customers, and will also continue to remain actively engaged with IT organizations which are critical in evaluating and selecting the right technical solution for the enterprise, as well as ensuring a successful implementation and deployment.

     We expect that this restructuring, as well as other expense reduction measures, will result in annualized savings of approximately $4 million, which should begin to have an impact in the quarter ending December 31, 2004, with the full impact of these reductions reflected beginning in the first quarter of 2005. We expect that there will be approximately $400,000 in employee termination related costs incurred within the fourth quarter of 2004, and no subsequent costs related to the restructuring in 2005.

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

     During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 restructuring plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. There was no remaining balance related to restructuring charges remaining at September 30, 2004.

Results of Operations

     The following table sets forth our results of operations for the three and nine months ended September 30, 2004 and 2003 expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	Unaudited		Unaudited
Revenue:
License	10%	52%	26%	50%
Service	90	48	74	50
Total revenue	100	100	100	100

Cost of revenue:
License	1	2	1	2
Service	29	13	24	15
Total cost of revenue	30	15	26	17

Gross profit	70	85	74	83
Operating expenses:
Research and development	65	83	64	74
Sales and marketing	105	67	83	102
General and administrative	43	74	45	70
Restructuring charge / (credit)	(7)	—	(7)	—
Total operating expenses	206	224	185	246
Loss from operations	(136)	(139)	(110)	(164)
Interest and other income, net	6	(3)	4	1
Write-down of an equity investment	—	—	—	(21)
Net loss	(130%)	(142)%	(107)%	(184)%

Revenue

Total revenue

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
		(in thousands, except percentages)
Total revenue	$1,181	($573)	-33%	$1,754
As a percentage of total revenue	100%	—	—	100%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Total revenue	$3,966	($780)	-16%	$4,746
As a percentage of total revenue	100%	—	—	100%

     We derive revenue from license, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The decrease in total revenue in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a decrease in license revenue. These decreases were offset, in part, by an increase in maintenance services and consulting fees. We have limited visibility to forecast revenue and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.

     In the three months ended September 30, 2004, no customer accounted for more than 10% of total revenue. In the nine months ended September 30, 2004, three customers accounted for 36% of total revenue. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.

License revenue

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
License revenue	$124	($787)	-86%	$911
As a percentage of total revenue	10%	—	-42%	52%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
License revenue	$1,043	($1,336)	-56%	$2,379
As a percentage of total revenue	26%	—	-24%	50%

     The decrease in license revenue in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a lack of market demand for our BackWeb Offline Access Server product, which was due, in part, to a reorganization within the sales force implemented during the first quarter of 2004. This included the hiring of a new vice president of sales who assumed responsibility for the sales organization in late March 2004 from Erez Lorber, our then CEO, who had been acting vice president of sales since his appointment as CEO in January 2004. Additionally, the first nine months of 2004 saw a transition of several members of our direct sales team. These personnel changes were a result of our realignment of the skills within the sales team towards our new sales focus targeting line of business owners and reduced focus on targeting IT department personnel. We believe this transition of both personnel and sales strategy during the first nine months of 2004 contributed to the decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel. We believe this change within our sales execution model to be now complete, but will take some time before the full benefits of this change, if any, will be reflected in our operating results. A license sale to an existing customer accounted for $100,000, or 81%, of license revenue for the three months ended September 30, 2004 and $600,000, or 58%, of license revenue for the nine months ended September 30, 2004.

Service revenue

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Service revenue	$1,057	$214	25%	$843
As a percentage of total revenue	90%	—	42%	48%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Service revenue	$2,923	$556	23%	$2,367
As a percentage of total revenue	74%	—	24%	50%

     Service revenue, which includes maintenance and consulting services, increased for the three and nine months ended September 30, 2004 when compared to the same periods in 2003 due to an increase in consulting fees of approximately $260,000 and $600,000, respectively. The increase in the three-month period was partially offset by a decrease in maintenance services fees of approximately $45,000. Maintenance services fees remained relatively flat in the nine-month period. The vast majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product. Customer deployments of that product increased commensurate with the increase in the product’s license revenue that occurred in prior periods.

     During the balance of 2004 we expect service revenue to remain relatively flat, or to decrease slightly from the first nine months of 2004. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur, especially due to the changes we have implemented in our sales force and strategy. Further, while we expect consulting revenue to remain relatively flat over the balance of 2004, this too is dependent on increased licenses of our BackWeb Offline Access Server.

Cost of Revenue

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of revenue	$360	$92	34%	$268
As a percentage of total revenue	30%	—	15%	15%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of revenue	$1,013	$187	23%	$826
As a percentage of total revenue	26%	—	9%	17%

     Cost of revenue increased as a percentage of revenue during the three months ended September 30, 2004 as compared to the same period in 2003, primarily due to a decrease in license revenues. Cost of revenue increased in the nine-month period primarily due to higher professional services costs including the use of more senior consultants on our professional services engagements in the first quarter of 2004, which has a higher cost of revenue than license revenue, combined with a decrease in license revenues.

Cost of License Revenue

     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of license revenue	$12	($17)	(59)%	$29
As a percentage of license revenue	10%	—	7%	3%
As a percentage of total revenue	1%	—	1%	2%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of license revenue	$53	($49)	(48)%	$102
As a percentage of license revenue	5%	—	(1)%	4%
As a percentage of total revenue	1%	—	(1)%	2%

     Cost of license revenue increased as a percentage of revenue during the three months ended September 30, 2004 as compared to the same period in 2003 primarily due to a decrease in license revenue. Cost of license revenue in absolute dollars decreased during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to a shift in our license revenue mix away from products with higher associated royalties.

     We expect our cost of license revenue as a percentage of license revenue to remain relatively consistent for the balance of 2004.

Cost of Service Revenue

     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of service revenue	$348	$109	46%	$239
As a percentage of service revenue	33%	—	5%	28%
As a percentage of total revenue	29%	—	16%	13%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Cost of service revenue	$960	$236	33%	$724
As a percentage of service revenue	33%	—	2%	31%
As a percentage of total revenue	26%	—	9%	17%

     Cost of service revenue increased as a percentage of total revenue as well as in absolute dollars during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 primarily due to the use of more senior consultants on our professional services engagements in the first quarter of 2004, which increased the related cost of delivering the service revenue, and the increase in services revenue.

     We expect cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during the balance of 2004.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Research and development	$768	($413)	(35)%	$1,181
As a percentage of total revenue	65%	—	(18)%	83%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Research and development	$2,527	($982)	(28)%	$3,509
As a percentage of total revenue	64%	—	(10)%	74%

     The decrease in research and development expenses during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. In the latter portion 2003, we significantly reduced our use of outside contractors and reduced headcount in our research and development department through attrition and personnel management. Additionally, during the first quarter of 2004, we further reduced headcount in our research and development department through attrition and personnel management.

     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly, in light of the changes in personnel implemented in October 2004, in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will decrease in terms of absolute dollars during the fourth quarter of 2004 and into 2005.

Sales and Marketing

     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Sales and marketing	$1,236	($218)	(15%)	$1,454
As a percentage of total revenue	105%	—	38%	67%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Sales and marketing	$3,273	($1,578)	(33%)	$4,851
As a percentage of total revenue	83%	—	(19%)	102%

     The decrease in sales and marketing expenses during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 resulted primarily from a reduction in personnel related costs. Realizing the full effect of the reorganization in October 2002, plus additional personnel expense management during 2003, resulted in a benefit that we continue to realize in 2004. We continue to seek ways to reduce our fixed costs, such as the closing of non-strategic field sales offices.

     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate, particularly in connection with our realigned sales strategy and personnel towards our new focus on selling to line of business executives as opposed to our traditional focus on IT organizations. In light of the changes in personnel implemented in October 2004, we expect reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses as well as personnel expenses and, thus, we expect sales and marketing expenses will decrease during the fourth quarter of 2004 and into 2005.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
General and administrative	$505	($792)	(61%)	$1,297
As a percentage of total revenue	43%	—	(31%)	74%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
General and administrative	$1,799	($1,524)	(46%)	$3,323
As a percentage of total revenue	45%	—	(25%)	70%

     The decrease in general and administrative expenses during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a reduction in facilities costs and outside services expenses associated with our reorganization in October 2002. Additionally we have reduced the fees associated with third party consultants and substituted higher cost vendors with more cost effective alternatives where possible.

     We expect general and administrative expenses will decrease on an absolute basis during the fourth quarter of 2004 and into 2005 in light of the changes in personnel implemented in October 2004 and due to a continued focus on cost reduction programs.

Restructuring Charge

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Restructuring charge	($82)	$(82)	n/a	$0
As a percentage of total revenue	-7%	—	—	0.0%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Restructuring charge	$(266)	($266)	n/a	$0
As a percentage of total revenue	7%	—	—	0.0%

     During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000 against the restructuring accrual. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. There was no remaining balance related to restructuring charges remaining at September 30, 2004.

Interest and Other Income (Expense), Net

     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$69	$113	257%	$(44)
As a percentage of total revenue	6%	—	9%	(3)%

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Interest and other income (expense), net	$149	$122	452%	$27
As a percentage of total revenue	4%	—	3%	1%

     The increase in interest and other income (expense), net during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to a modest increase in the interest rate of our investments during the quarter combined with a reduction in bank fees. This gain was partially offset by a decrease in interest income resulting from utilization of our cash, cash equivalents and short-term investments due to our operating losses. We expect interest and other income (expense), net to decrease gradually during the fourth quarter of 2004 as we expect we will continue to use cash during 2004 and, as a result, earn less investment and interest income.

Write-Down of an Equity Investment

	Nine months ended,
	September 30,	Change		September 30,
	2004	$	%	2003
	(in thousands, except percentages)
Write-down of an equity investment	$0	($1,000)	(100.0)%	$1,000
As a percentage of total revenue	0.0%	—	(33.4)%	33.4%

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

Income Taxes

     There was no provision for income taxes because we have incurred operating losses. As of September 30, 2004, we had approximately $72.0 million of Israeli net operating loss carry forwards and $5.0 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings And Liabilities

     Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do provide standard indemnification agreements to our customers related to our product. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.

Liquidity and Capital Resources

     As of September 30, 2004, we had approximately $10.1 million of cash, cash equivalents and short-term investments as compared to $14.5 million as of December 31, 2003.

     Net cash used in operating activities was approximately $4.4 million and $7.0 million for the nine months ended September 30, 2004 and 2003, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the ongoing effect of the restructuring that was implemented in the latter half of 2002, which resulted in significant headcount and other operational cost reductions combined with further reductions in subsequent periods. Cash provided by investing activities was approximately $2.6 million and $5.4 million for the nine months ended September 30, 2004 and 2003, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was approximately $100,000 and $300,000 for the nine months ended September 30, 2004 and 2003, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.

     In May, 2004, we entered into a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we moved the $500,000 deposit related to our lease space in San Jose, California under the line of credit. At September 30, 2004, we had unused borrowing capacity of $1 million.

     As of September 30, 2004, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. As a result of the restructuring we implemented in October 2004, we believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. We may elect to raise additional funds prior to the expiration of this period if we believe such funds will help achieve strategic goals. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Contractual Obligations

     The following summarizes our contractual obligations at September 30, 2004 (in thousands):

Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$2,047	$683	$1,364	$—

Total Contractual Commitments	$2,047	$683	$1,364	$—

     As part of the restructuring plan that began in the three months ended September 30, 2002, we entered into negotiations with our various landlords to renegotiate our lease obligations. We have finalized agreements with respect to our San Jose, California, Toronto, Canada, and Rosh Ha’ayin, Israel leases whereby we were able to mitigate our lease obligations by, among other things, buying out certain of our obligations, subletting space or reducing rent, entering into a new lease agreement, or a combination of these.

Effective Corporate Tax Rates

     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies are generally subject to corporate tax on their taxable income at a rate of 35% in the 2004 tax year, in the 2005 tax year, 32% in the 2006 tax year, and 30% in and after the 2007 tax year. However, as discussed below, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.

     All of these tax benefits are subject to various conditions and restrictions. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through September 30, 2004, we have not yet used the tax benefits for which we are eligible.

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

Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $4.2 million for the nine months ended September 30, 2004, $10.7 million in the year ended December 31, 2003, $24.9 million for the year ended December 31, 2002, and $34.7 million for the year ended December 31, 2001. As of September 30, 2004, we had an accumulated deficit of approximately $143.0 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2004 and into 2005. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and our business will suffer.

Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. To date, we have not succeeded in generating significant revenue from licensing our OAS product, which has negatively impacted our operating results. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

We have recently restructured our company, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.

In October 2004, we restructured our company in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. While the restructuring will reduce cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, is dependent upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. In addition, we reorganized our management team in connection with the restructuring, including changing our chief executive officer and chief financial officer. Our new management team must work together effectively and in a timely manner in order for us to successfully execute our business strategy. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

     We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. Recently, we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly our OAS product, our business, operating results and financial conditions will suffer.

We are increasingly relying on our direct sales force, rather than strategic relationships, for revenue generation and this trend could negatively affect our revenues.

Until recently, we had expected revenue to be generated increasingly through or by our various strategic relationships and our business plans and budgets reflected such expectations. However, in the nine months ended September 30, 2004 and in the year ended December 31, 2003, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic relationships will prove to be successful, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our strategic relationships, such as IBM and SAP, and potential resellers are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.

     Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $10.1 million as of September 30, 2004, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

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

Our quarterly license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.

     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the nine months ended September 30, 2004, we derived approximately 16% of our license revenue from a license to an existing customer. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the nine months ended September 30, 2004, three customers accounted for 36% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2003 and, for the nine months ended September 30, 2004, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.

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

     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003 and first three quarters of 2004, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

     As a result of the restructuring plans we announced on July 1, 2001 and September 30, 2002, we ceased commercial operations of the following subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies S.a.r.l., BackWeb Technologies A.B., BackWeb Canada Inc., and BackWeb K.K. Ltd. We decided to liquidate these companies in order to further streamline our operations and to simplify our legal entity structure. We cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might be required to pay significant taxes and penalties, which could adversely affect our cash balances and results of operations.

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

     Revenue from customers outside the United States represented approximately $175,000, or 15% of our total revenue, for the three months ended September 30, 2004, approximately $850,000, or 21% of our total revenue, for the nine months ended September 30, 2004 and $1.6 million, or 24% of our total revenue, for the year ended December 31, 2003. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

Our Financial Performance and Workforce Reductions May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel.

     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees

Legislation and regulatory changes may cause us to incur increased costs, limit our ability to obtain director and officer liability insurance, and make it more difficult for us to attract and retain qualified officers and directors.

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

     There has been ongoing public debate whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. In March 2004, and as subsequently amended, the Financial Accounting Standards Board issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in 2003 and the first three quarters of 2004, had we accounted for stock-based compensation plans as a compensation expense, annual diluted net loss per share would have been reduced by $0.05 and $0.03 per share, respectively. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

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

     Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the Nasdaq National Market System, or NMS, and began trading on the Nasdaq SmallCap Market.

     We will remain eligible to be quoted on the Nasdaq SmallCap Market, subject to our compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At September 30, 2004, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 27% of our outstanding Ordinary Shares as of September 30, 2004. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Foreign Currency Exchange Rate Risk

     We hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy. At September 30, 2004, we had no forward contracts in place.

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

     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On November 13, 2001, BackWeb, six of its officers and directors, and various underwriters for BackWeb’s initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our September 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In September 2004, an agreement of settlement was submitted to the court for preliminary approval.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual General Meeting of Shareholders held on August 10, 2004, our shareholders voted on and approved the following proposals:

     1. To elect three directors, each to serve for the term stated below or until their successors are duly elected and qualified

	For	Withhold Authority
Uday Bellary – Class I director (term through the 2006 Annual General Meeting of Shareholders)	33,210,659	79,698
Charles Federman – Class II director (term through the 2007 Annual General Meeting of Shareholders)	33,217,479	72,878
Erez Lorber – Class II director (term through the 2007 Annual General Meeting of Shareholders)	33,216,479	73,878

     2. To elect the following director for a three-year term as an Outside Director under the Israeli Companies Law:

	For	Withhold Authority
Amir Makleff	33,188,984	84,248

     3. To approve the compensation of the our Chief Executive Officer for the fiscal year 2003, as required by the Israeli Companies Law:

For Against Abstain Not Voted	13,794,066 139,367 9,155 19,347,769

     4. To ratify the appointment of Grant Thornton L.L.P. as our independent auditors for the fiscal year ending December 31, 2004:

For Against Abstain	33,229,450 56,432 4,475

     The following directors’ terms of office continued after the Annual General Meeting of Shareholders: Eli Barkat and Isabel Maxwell.

Item 5. Other Information

     None.

Item 6. Exhibits

     On July 15, 2004, we filed a report under Item 4 of Form 8-K reporting that Grant Thorton LLP had been retained as the Company’s auditors for 2004.

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

BACKWEB TECHNOLOGIES LTD.
	By:	/s/ KEN HOLMES
Ken Holmes
Date: November 15, 2004		Vice President, Finance (Mr. Holmes is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer, dated August 13, 2004*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.