Form 10-K
period 2004-12-31
BACKWEB TECHNOLOGIES LTD
filed 2005-03-31
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Ordinary Shares, NIS 0.03 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      As of June 30, 2004, based on the closing sales price of the registrant’s Ordinary Shares as quoted by the Nasdaq SmallCap Market, 27.9 million Ordinary Shares, having an aggregate market value of approximately $20.7 million, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant and 5% holders of Ordinary Shares are deemed to be affiliates.
      As of March 4, 2005:, the registrant had 40,918,058 Ordinary Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BACKWEB TECHNOLOGIES LTD.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2004
      BackWeb Technologies Ltd. was incorporated in the State of Israel in 1995. Our principal executive offices are located at 10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel, 48092. In the United States, our principal executive offices are located at 2077 Gateway Place, Suite 500, San Jose, California 95110. Our website may be accessed at www.backweb.com; however, the information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.
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

i

Cautionary Statement Regarding Forward-Looking Statements
      This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on our forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Annual Report under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other SEC reports and filings. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by us, or any other person, that the future events, plans or expectations contemplated by us will be achieved. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
PART I

Item 1.	Business
Overview
      BackWeb competes in the mobility market and offers a solution allowing users of enterprise Web applications to synchronize those Web applications to their PCs for use while disconnected from the network. Our enabling software is designed to integrate with web applications in a loosely-coupled way that requires no changes in a company’s enterprise web applications. This approach has the potential to bring mobility to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and information. Our products are designed to improve the productivity of mobile workforces and minimize the impact and costs on enterprise networks to support mobile users.
      The BackWeb Offline Access Server (OAS) integrates with Web applications in any technical framework, including portal frameworks, intranets, and websites, to extend the usefulness and function of the web applications to users who are remote with poor connectivity and users who are frequently disconnected from the network. Its two-way synchronization capability enables field personnel to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications used by mobile workers when they would otherwise be unable to interact with those applications.
      Using HyperText Markup Language, or HTML,-type tags (called Offline Tagging Markup Language, or OTML), our customers can offline-enable their websites and portals without rewriting code, creating an offline end-user experience that is essentially equal to being online. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that can deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data to users’ desktops throughout the extended enterprise. At the core of our products is our patented Polite synchronization technology that is designed to distribute large amounts of data over narrow bandwidth connections while minimizing network costs.

BackWeb Technology and Products
      We develop, market, and support offline Web access software that enables companies to extend the reach of their Web applications and content to their mobile community of customers, partners and employees. Our software enables mobile users to access and transact with a company’s critical Web content and applications by enabling offline users to work with synchronized, thin-client versions of those enterprise Web applications on their desktop. Mobile users can then use their enterprise Web applications wherever they go and perform transactions when disconnected from the network.
      Our products and technology are designed to provide the benefits of:

•	Improved on-the-road productivity by adapting the online Web to offline usage by mobile users, enabling them to access and transact with Web content and applications while offline;

•	Acceleration of business processes by allowing offline data entry submission for items, such as service orders, expense reports, sales forecasts, time sheets and collaboration sessions, enabling users to productively use “forced down time” while traveling;

•	Increased customer satisfaction by providing our customers’ field workforce access to important business information when servicing a customer in the field, enabling them to respond to their customers more quickly and effectively;

•	Decreased costs through the reduction of the costs incurred in manually distributing information, and the costs associated with unnecessary repeat service calls resulting from the inability of users to access service data;

•	Elimination of costly development projects because BackWeb can enable existing web applications for mobile use and eliminate the need for projects to develop special mobilized version of those applications.

•	Improved Web and portal effectiveness through tracking and reporting offline interactions, to analyze what content, information, and applications mobile users need most often;

•	Increased end user productivity by enabling offline synchronization to be done in the background, taking advantage of unused bandwidth, without degrading the end user experience when remotely connected; and

•	Leveraging current IT investments and lower total cost of ownership by deploying in a matter of weeks, and integrating with a customer’s existing portal environment to maintain the existing Web user interface and eliminate the need to rewrite code.

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

OTML Offline Web Integration
      BackWeb has developed a set of HTML tags, referred to as OTML, that extends HTML to support offline browsing. OTML tags are instructions which tell the BackWeb Content Acquisition Server which parts of the enterprise web application to crawl and package for synchronization to users’ PCs. These OTML tags can be applied by script files on the BackWeb server or embedded within online HTML pages. They control the transformation of the online HTML pages into pages that a browser, enhanced with the BackWeb plug-in, can display offline. OTML is designed to preserve the personalization of the website or portal, including layout and data preferences. OTML tags also control the transformation of HTML data entry forms, allowing end users to perform transactions while offline. Offline transactions are queued while the user is offline and sent to the server when the user connects to the network. The server applies the transaction to the online Web environment and reports back to the plug-in the results of the submission. A Content Acquisition Server, or CAS, is a high performance OTML processor that retrieves content from the target portal or website and processes content for offline use. The CAS transforms online HTML pages into their offline equivalent based on OTML tags and can process OTML tags that are applied to the HTML in run time (known as “scripted OTML”) or can process OTML tags that already exist in the HTML (known as “embedded OTML”). The CAS can be clustered to increase scalability and is responsible for content acquisition scheduling through automated or on-demand synchronization.

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

•	The Web Integration Server, which is also known as Content Acquistion Server, is a component of the OAS that is designed for highly scalable Web content acquisition from corporate portal, intranet, and Web applications. On an ongoing basis, the OAS logs into the portal, intranet or Web application as if it were an individual user and retrieves HTML pages using standard HTTP or HTTPS protocols (either secure or non-secure). Each page links to additional Web pages or documents that are retrieved once the links are identified. Content transformation and OTML tags parse the HTML pages and create an offline equivalent of the page that is sent to users. The Content Acquisition Server retrieves additional pages when it identifies links to additional portal pages, external documents or Web pages. Since the presentation of content sometimes changes, it is necessary to keep the content transformation

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

BackWeb Polite Sync Server
      Our infrastructure software platform, the BackWeb Polite Sync Server, formerly known as BackWeb Foundation, is based on a set of flexible components that enable an organization to capture information from most data sources, including websites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver the information throughout its extended enterprise. The Polite Sync Server automatically distributes that data to BackWeb plug-ins. The BackWeb Polite Sync Server is highly scalable and designed to support a large number of plug-ins concurrently. BackWeb Development Tools are used to customize the BackWeb Polite Sync Server solution. Components of BackWeb Development Tools include: the BackWeb Server Extension API, which is an application programming interface that allows companies to integrate the BackWeb Polite Sync Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Polite Sync Server; the BackWeb Automation SDK and Automation Editor, which includes application programming interfaces and a library of BackWeb supplied programs that perform tasks between the BackWeb Polite Sync Server and external data source; our BackWeb Authoring Language Interface, or BALI, Editor that is used by companies to create and modify Flash Alerts; and our BackWeb plug-in, our software program operating on personal computers or workstations, which operates in the background and communicates with designated BackWeb Polite Sync Servers during the idle time of a user’s network connection, enabling the user to receive data transparently and without disruption while using other applications.

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
      For a discussion of customer transactions by geography, please refer to Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report. For a discussion of our transactions with customers that are our related parties, please refer to Note 8 of the Notes to Consolidated Financial Statements.
Sales and Marketing

Sales
      We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels. Our direct sales force is located in the United States and in Germany to serve the European market. Our sales force consists of direct sales representatives and sales engineers. During 2004, most of our revenue was attributable to the efforts of this direct sales force and we expect this mix to continue for the foreseeable future.
      In an effort to accelerate the acceptance of our products, we have developed cooperative alliances and entered into reseller and remarketing agreements with leading enterprise software vendors, original equipment manufacturers, or OEMs, and system integrators. We believe these alliances have the potential to provide additional marketing and sales channels for our products, help enable us to raise awareness of BackWeb among enterprise customers and facilitate broad market acceptance for our products. To date, however, these alliances have not proven to be a reliable source of revenue, and we continue to depend upon our direct sales force for the significant part of our revenue. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Marketing
      In 2004, our marketing efforts continued to be focused on the portal and Web applications market with the goal of establishing BackWeb as the leading provider of offline Web software. During this time, we have worked to educate industry analysts, portal framework vendors and integrators, and enterprise customers about our technology and its competitive advantages.
      Our marketing strategy is designed to identify in enterprises the web applications used by mobile employees for important business processes and to position BackWeb as the fastest and most cost-effective way to mobilize the web application. We believe the trend to web-enable enterprise applications, now more than seven years old, is beginning to result in an increasing number of mature, valuable web applications. Furthermore, we believe enterprises are focused on top-line revenue growth and are investing in cost-effective ways to make their revenue producing employees more productive. Our marketing efforts are directed at creating market awareness and generating leads for our OAS technology. Marketing activities include: inside sales, Web seminars, e-marketing techniques and opportunity generation prospecting activities. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press, and industry analysts.
Customer Service and Support
      We have a comprehensive service and support organization designed to ensure that customers receive high quality service. Our services are primarily comprised of maintenance, consulting, and training. Our technical support group provides post-sales support through renewable annual maintenance contracts. Our support contracts provide for technical and emergency support as well as software upgrades, on an “if and when available” basis. When our technical support organization is unable to solve a problem, our engineers and product developers work with the support personnel to resolve the problem. We believe that a strong customer support organization is crucial to both the initial marketing of our products and maintaining customer satisfaction, which in turn can enhance our reputation and generate repeat orders. In addition, we believe that the customer interaction and feedback involved in our ongoing support functions provide us with information on market trends and customer requirements that is critical to future product development efforts.
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
      Our research and development group is located in Rosh Ha’ayin, Israel. We believe that performing research and development in Israel offers a number of strategic advantages because Israel offers a pool of highly qualified technology engineers, as well as a lower cost structure than the U.S. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. We have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses were $3.3 million, $4.5 million, and $6.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. To date, all research and development costs have been expensed as incurred.
Competition
      We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced, and expect to continue to experience, increased competition from current and potential competitors. Many of our competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	small companies attempting to address the needs of mobile or disconnected Web users such as iOra;

•	large enterprise software companies attempting to address the needs of mobile or disconnected Web users that have announced or may have plans to develop mobile technology, such as IBM, Siebel, Microsoft, and SAP;

•	mobile middleware vendors such as Sybase iAnywhere and Everypath; and

•	synchronization software companies such as Intellisynch.
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
      Many of our existing and potential customers evaluate on an ongoing basis whether to develop their own software or purchase it from outside suppliers. In addition, our partners have significant research and development capabilities and are continually evaluating the efficacy of internal software development. As a result, we must, on an ongoing basis, educate existing and potential customers on the advantages of our software over internally developed software, as well as our competitors’ products. However, IBM and Microsoft have announced plans to develop offline capabilities, and we cannot assure you that our other existing or potential customers or partners will not internally develop products similar to our own.
      Our existing and potential customers often have a predetermined budget for which we compete. We currently compete primarily on the basis of the following factors: functionality; product features and effectiveness; ease of installation and use; and total cost of ownership. We believe that we currently compete favorably with respect to each of these factors. However, the market for our products is still rapidly evolving, and we may not be able to compete successfully against present or future competitors, which could harm our operating results.
      In addition, emerging wireless technologies, such as wireless fidelity, or WiFi, may pose a competitive challenge as an alternative to BackWeb’s capabilities or they may be a source of growth to BackWeb as they raise awareness of the benefits of mobility and potentially highlight increased needs for solutions like BackWeb.
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
Employees
      As of December 31, 2004, we had a total of 43 employees, of whom 17 were engaged in research and development, 9 in sales, marketing and business development, 9 in professional services and technical support, and 8 in finance, administration, and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our overall relations with our employees to be good.

      We have 23 of our 43 employees located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

Item 2.	Properties
      As of December 31, 2004, BackWeb leased approximately 3,234 square feet in a single office building located in Rosh Ha’ayin, Israel, and approximately 17,600 square feet in a single office building located in San Jose, California. The office space in Rosh Ha’ayin, Israel is leased pursuant to a lease that terminates in June 2006. The office space in San Jose, California is leased pursuant to a lease that expires in January 2007. In addition to these facilities, as of December 31, 2004, BackWeb also leased small field sales and support offices in New York, NY, and Hamburg, Germany. Lease terms on these offices are month-to-month. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.
      For a more complete discussion of our lease obligations, please refer to Note 10 of the Notes to Consolidated Financial Statements found elsewhere in this Annual Report.

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
      A proposal has been made for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the Court. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.
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
      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.
PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters
      Our Ordinary Shares are traded on the Nasdaq SmallCap Market under the symbol BWEB. The following table presents the high and low intra-day sales prices per share of our Ordinary Shares as reported on the Nasdaq SmallCap Market during the quarters indicated below:

	High	Low

2003
First Quarter	$0.51	$0.16
Second Quarter	$0.82	$0.23
Third Quarter	$1.24	$0.42
Fourth Quarter	$2.04	$0.84

	High	Low

2004
First Quarter	$1.77	$0.84
Second Quarter	$1.24	$0.62
Third Quarter	$0.84	$0.30
Fourth Quarter	$0.88	$0.32
      Our transfer agent is American Stock Transfer & Trust Company, 59 Maiden Lane, New York, NY 10038. AST’s telephone number for shareholder services is 1-800-937-5449.
      According to the records of our transfer agent, we had approximately 173 shareholders of record as of March 4, 2005. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto, and other financial information included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue:
License	$1,593	$3,232	$2,119	$13,807	$29,294
Service	3,906	3,270	4,228	6,831	9,052

Total revenue	5,499	6,502	6,347	20,638	38,346
Cost of revenue:
License	72	128	213	443	249
Service	1,170	1,057	3,050	5,238	6,051

Total cost of revenue	1,242	1,185	3,263	5,681	6,300

Gross profit	4,257	5,317	3,084	14,957	32,046

Operating expenses:
Research and development	3,298	4,487	6,059	9,230	8,672
Sales and marketing	4,071	6,272	10,298	22,882	28,479
General and administrative	1,958	3,939	4,557	10,494	7,480
Restructuring charges	469	443	4,678	2,825	—
Write-off and amortization of intellectual property, other intangibles and deferred stock compensation	—	—	3,546	3,806	11,377

Total operating expenses	9,796	15,141	29,138	49,237	56,008

Loss from operations	(5,539)	(9,824)	(26,054)	(34,280)	(23,962)
Interest and other income, net	396	98	1,172	2,037	4,749
Write down of equity investments	—	(1,000)	—	(2,500)	—

Net loss	$(5,143)	$(10,726)	$(24,882)	$(34,743)	$(19,213)

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(0.63)	$(0.91)	$(0.52)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	40,711	40,000	39,284	38,225	37,205

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$10,320	$14,457	$23,757	$41,824	$64,734
Working capital	7,903	12,301	20,334	37,905	63,916
Total assets	12,555	18,515	29,409	56,512	90,374
Total shareholders’ equity	$7,938	$12,961	$22,521	$46,581	$78,430

(1)	For the calculation of the weighted average number of shares used to calculated basic and diluted net loss per share, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report, as well as the section on “Risk Factors” that is set forth below in this Item 7. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this report.
      We are in the mobility market and have a solution allowing users of enterprise Web applications to synchronize those Web applications down to PCs for use by individuals who are frequently disconnected from the network. Our enabling software is designed to integrate with web applications in a loosely-coupled way that requires no changes in a company’s enterprise web applications. This approach has the potential to bring mobility to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and information. Our products are designed to improve the productivity of mobile workforces and minimize the impact and costs on enterprise networks to support mobile users.
      The BackWeb Offline Access Server (OAS) integrates with Web applications in any technical framework, including portal frameworks, intranets, and websites, to extend the usefulness and function of the web applications to users who are remote with poor connectivity and users who are frequently disconnected from the network. Its two-way synchronization capability enables field personnel to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications used by mobile workers when they would otherwise be unable to interact with those applications.
      Our customers can offline-enable their websites and portals without rewriting code, creating an offline end-user experience that is essentially equal to being online. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that can deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data to users’ desktops throughout the extended enterprise. At the core of our products is our patented Polite synchronization technology that is designed to distribute large amounts of data over narrow bandwidth connections while minimizing network costs.
      We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller and OEM channels. Since 2002, our direct sales force has accounted for a significant majority of our revenue. While we expect our indirect channels to grow, we expect our direct sales efforts will continue to generate most of our revenue for the foreseeable future.

Business Overview
      During 2004, we achieved some important strategic objectives around cost control and implementing new programs, including a revised sales process that we embarked upon in the first quarter of 2004. However, our results for the first three quarters of 2004 reflected continued challenges in information technology, or IT, spending and the impact of the realignment of our sales process. Despite an increase in revenues during the fourth quarter compared with the first three quarters of 2004, our total revenue decreased 15% in 2004 compared with 2003. The primary driver behind the decrease was a 51% decrease in our license revenue. We believe the decrease in license revenue was primarily due to the lower than anticipated market demand to date for our BackWeb Offline Access Server product, which has been due in part to the changes we implemented to our sales focus and strategy, in addition to a sluggish market recovery, particularly in the technology sector. This decrease in revenues was partially offset by a 19% increase in our services revenue compared to 2003, primarily due to consulting revenue generated from our increased license sales during 2003.
      Our operating expenses in 2004 declined approximately 35% from 2003 due to the cost reductions discussed above. As a result, we were able to reduce our net loss per share in 2004 by $0.14 compared to 2003.
Recent Events
      During the fourth quarter of 2004, we implemented a change in our management structure to further reduce expenses and work towards the goal of profitability. The focus of the management change was the reduction of management and administrative costs, and to a lesser extent, the reduction of the sales and marketing operation to a level consistent with our current sales. As a result, we reduced our headcount by 19 employees in various departments, including our Chief Executive Officer and the Chief Financial Officer. BackWeb’s product development, technical support and professional services operations experienced only modest reductions. The goal of the changes was to improve our short- and long-term finances while continuing to invest in our product lines and to continue providing active support for our customers. Our total operating expenses in 2004 of $10.7 million included accrual reversals of approximately $1 million. We expect that the restructurings, as well as other expense reduction measures, will result in annualized savings of approximately $4 million, and expect the full impact of these reductions to be reflected beginning in the first quarter of 2005. BackWeb remains committed to its recently launched sales initiatives which focus on the ability to mobilize enterprise Web applications used by business-critical managers, field sales and field service personnel.
      We expect that these actions, as well as other expense reduction measures, will result in annualized savings of approximately $4 million, with the full impact of these reductions reflected beginning in the first quarter of 2005.
Near Term Outlook
      In 2005, we believe that the recent demand for our off-line solution coupled with the cost reduction measures implemented throughout 2004 could help us achieve our goal of becoming cash flow positive during 2005.
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
      We recognize software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method,” any discounts in the arrangement are allocated to the delivered element.
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

Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts
      Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentrations, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent. During 2004, management’s review of the allowance for doubtful accounts resulted in a write offs during the year of $1.5 million related to past due accounts, primarily from amounts recorded in prior years.
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

Accrued Restructuring Costs
      We have made decisions to provide for certain costs associated with corporate restructurings we believed were required in order to align our cost structure with changing market conditions. Before a charge is executed, our executive management and Board of Directors approve the plan. Our restructuring plans executed in each of our last three fiscal years resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions either change or do not materialize. During 2001, our Board of Directors approved a restructuring plan, and we recorded a charge of $2.8 million. In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 restructuring plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, we determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, we recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the company, including our Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2004, there was an accrual of $119,000 related to severance and other payments yet to be distributed.

Results of Operations
      The following table sets forth the results of operations, for the periods indicated, expressed as a percentage of total revenue.

	Year Ended December 31,

	2004	2003	2002

Revenue:
License	29%	50%	33%
Service	71	50	67

Total revenue	100	100	100
Cost of revenue:
License	1	2	3
Service	21	16	48

Total cost of revenue	23	18	51

Gross profit	77	82	49

Operating expenses:
Research and development	60	69	95
Sales and marketing	74	96	162
General and administrative	36	61	72
Restructuring charges	8	7	74
Write-off and amortization of intellectual property, other intangibles, and deferred stock compensation	—	—	56

Total operating expenses	178	233	459
Loss from operations	(101)	(151)	(410)

Interest and other income, net	7	2	18
Write down of equity investments	—	(15)	—

Net loss	(94)%	(165)%	(392)%

Revenue

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

			(In thousands, except percentages)
Total revenue	$5,499	$(1,003)	(15.4)%	$6,502	$155	2.4%	$6,347
      We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator products. The decrease in total revenue in 2004 was due to a $1.6 million decrease in license revenue, partially offset by an increase in consulting service revenue of $634,000. The increase in total revenue in 2003 was due to a $1.1 million increase in license fees and an increase in consulting fees of $400,000 compared to 2002. These increases were partially offset by a decrease in maintenance revenue of $1.3 million. The re-positioning of our company during 2002 to focus on licensing our new OAS product offering resulted in increased license and consulting revenue associated with this emerging product line, offset by decreases in maintenance revenue associated with our other product lines which were not strongly emphasized and marketed. Further discussion of the changes in the components of total revenue is included in the sections below. We have limited visibility to forecast revenue for 2005 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss expected trends in the individual components of our total revenue and in our product revenue mix.

      Customers outside of the United States accounted for 15.8%, 24.0% and 46.3% of our total revenue in the years ended December 31, 2004, 2003 and 2002, respectively. The variations in the mix of revenue generated in the United States as compared to the revenue generated outside of the United States is partially due to the reduced number of deals closed in these periods, as each individual deal had a greater impact on the composition of our revenue and the significant variability in the value of these deals. The overall decline in revenue generated outside of the United States was also attributable to more significant reductions in sales personnel and activities in Europe relative to the United States.
      CABC accounted for 16% of our revenue in 2004. Hewlett-Packard Company accounted for approximately 15% of our revenue in 2003. SAP AG accounted for 20% and Hewlett-Packard Company for 11% of our revenue in 2002. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future years.

License Revenue

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
License revenue	$1,593	$(1,639)	(50.7)%	$3,232	$1,113	52.5%	$2,119
As a percentage of total revenue	29.0%	—	—	49.7%	—	—	33.4%
      License revenue decreased significantly in 2004 as compared to 2003 primarily due to a $1.6 million decrease in license revenue generated from our OAS product offering. We released the OAS product at the end of 2002, and the demand that had been generated prior to its release led to increased license revenues in the first half of 2003. These revenues gradually decreased towards the end of 2003, a trend that continued into 2004 as we realigned our sales team and management team. This realignment included the hiring of a new vice president of sales who assumed responsibility for the sales organization in late March 2004 from Erez Lorber, our then CEO, who had been acting vice president of sales since his appointment as CEO in January 2004. Additionally, we transitioned out several members of our direct sales team during 2004. These personnel changes were a result of our realignment of the skills within the sales team towards our new sales focus targeting line of business owners and reduced focus on targeting IT department personnel. We believe this transition of both personnel and sales strategy during 2004 contributed to the decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel. We believe this change within our sales execution model to be now complete, but will take some time before the full benefits of this change, if any, will be reflected in our operating results. License revenue associated with our e-Accelerator and BackWeb Polite Synch Server products also decreased approximately $900,000, or 82%, largely due to the realignment of our sales and management teams as discussed above. These decreases were partially offset by an $800,000 license of our source code to an existing customer in the first quarter of 2004 recognized ratably over the year.
      License revenue increased significantly in 2003 primarily due to our re-positioning during 2002 to focus on licensing our OAS product offering and the subsequent demand upon the product’s release. In 2003, license revenue associated with our OAS product offering increased by approximately 660.0% to approximately 60.1% of license revenue. License revenue associated with our e-Accelerator product decreased by approximately 75.0% to approximately 4.6% of license revenue, while license revenue from our BackWeb Polite Synch Server product decreased by approximately 7.3% to approximately 35.3% of license revenue.
      During 2005 we expect license revenue from our OAS product offering to increase both in absolute dollars and as a percentage of overall license revenue. We expect to continue to generate license revenue from our older products, in particular the BackWeb Polite Synch Server product, but we expect this to continue to decrease as a percentage of overall license revenue.

Service Revenue

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Service revenue	$3,906	$634	19.4%	$3,270	$(958)	(22.7)%	$4,228
As a percentage of total revenue	71.0%	—	—	50.3%	—	—	66.6%
      Service revenue consists of maintenance, consulting and training services. The increase in service revenue in 2004 was primarily attributable to the consulting revenue generated from the increased license sales during 2003. Generally we generate consulting revenues subsequent to selling licenses of our products. In 2004, this trend resulted in an increase of approximately $600,000 in service revenues. As in 2003, the vast majority of consulting revenue was related to the deployments of our OAS product. Maintenance revenue in 2004 was relatively flat as compared to 2003, as maintenance contracts related to new product sales replaced cancelled maintenance contracts related to our older product lines.
      The decrease in service revenue in 2003 was attributable to a decrease in maintenance revenue associated with our BackWeb Polite Synch Server and BackWeb e-Accelerator products. Overall, maintenance revenue decreased by $1.3 million, or 38.0%, as customers began terminating their maintenance agreements for these older products. This development reflected our re-positioning during 2002 to focus on licensing our new BackWeb Offline Access Server and de-emphasizing our older products, the relative age of a number of our customers’ installments utilizing our older products, and an overall trend in the IT industry toward reducing maintenance obligations. This decrease in maintenance revenue was partially offset by an increase of $377,000, or 52.7%, in consulting revenue. The vast majority of our consulting revenue was associated with increased customer deployments of our BackWeb OAS product.
      During 2005 we expect service revenue to remain relatively flat as compared to 2004. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with our OAS product offering. Any increase in maintenance revenue from our OAS product offering, however, is dependent upon an absolute dollar level increase in license revenue from that product, which cannot be assured. Further, while we expect consulting revenue to remain relatively consistent with the prior year, this too is dependent on increased licenses of our OAS product offering.

Cost of Revenue

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Cost of revenue	$1,242	$57	4.8%	$1,185	$(2,078)	(63.7)%	$3,263
As a percentage of total revenue	22.6%	—	4.4%	18.2%	—	(33.2)%	51.4%
      Cost of revenue remained relatively flat in 2004 as compared to 2003 both in absolute dollars and as a percentage of total revenue, reflecting the cost reductions we implemented in prior years. The decrease in cost of revenue in absolute dollars in 2003 was primarily due to the reduction in personnel, facilities, and associated general overhead within our support department as a result of organizational restructurings in 2001 and 2002 that significantly reduced personnel across our company. In 2003, the decrease in cost of revenue as a percentage of total revenue was due to a shift in the revenue mix from having a majority of our revenue from lower gross margin service revenue to having a larger portion of our revenue from higher gross margin license revenue.

Cost of License Revenue
      Cost of license revenue consists primarily of expenses related to media duplication, packaging of products, and royalty payables to OEM vendors.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Cost of license revenue	$72	$(56)	(43.8)%	$128	$(85)	(39.9)%	$213
As a percentage of license revenue	6.5%	—	2.5%	4.0%	—	(6.1)%	10.1%
As a percentage of total revenue	1.3%	—	(0.7)%	2.0%	—	(1.4)%	3.4%
      Cost of license revenue decreased in absolute dollars in 2004 as compared to 2003 due to a decrease in the amount of media duplication required to distribute our products as well as a decrease in license revenue. Cost of license revenue decreased in absolute dollars in 2003 as compared to 2002 due to a shift in the license revenue mix away from products with higher royalties associated with them. In 2003, cost of license revenue was lower as a percentage of license revenue when compared to 2002 due to a decrease in revenue from third parties, including a decrease in revenue from products with higher royalties associated with them, resulting in a decrease in royalties payable.
      During 2005 we expect our cost of license revenue as a percentage of license revenue to remain at approximately the same levels as 2004.

Cost of Service Revenue
      Cost of service revenue consists primarily of personnel and overhead related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Cost of service revenue	$1,170	$113	10.7%	$1,057	$(1,993)	(65.3)%	$3,050
As a percentage of service revenue	30%	—	(2.3)%	32.3%	—	(39.8)%	72.1%
As a percentage of total revenue	21.3%	—	5%	16.3%	—	(31.8)%	48.1%
      The increase in absolute dollars of cost of service revenue in 2004 as compared to 2003 was primarily due to the increase in consulting services revenue, and the use of more senior consultants on our professional services engagements in the first quarter of 2004, which increased the related cost of delivering the service revenue. These increases were partially offset by a reduced level of payroll and related expenses together with a reduction in the associated overhead expenses that resulted from the reorganizations that occurred in October 2004, October 2002 and July 2001, and continuing cost containment and reduction programs applied throughout 2003 and 2004. The decrease in cost of service revenue as a percentage of service revenue in all periods presented was primarily a result of a reduction in infrastructure and overhead expenses associated with both our support and professional services departments, primarily stemming from the reorganization in October 2002.
      The decrease in absolute dollars of cost of service revenue in 2003 and 2002 was primarily due to the reduced level of payroll and related expenses together with a reduction in the associated overhead expenses that resulted from the reorganizations that occurred in October 2002 and July 2001, and continuing cost containment and reduction programs applied throughout 2003.

      We expect cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during 2005.

Operating Expenses

Research and Development
      Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We have our research and development facilities in Israel.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Research and development	$3,298	$(1,189)	(26.5)%	$4,487	$(1,572)	(25.9)%	$6,059
As a percentage of total revenue	59.9%	—	(9.1)%	69.0%	—	(26.5)%	95.5%
      The decrease in research and development expenses during 2004 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2004, we continued to reduce our headcount across all departments, including a reduction of full-time employees in the research and development department from 30 in 2003 to 17 in 2004.
      The decrease in research and development expenses during 2003 was primarily due to lower personnel and third party contractor costs. During 2003, we realized a full year of savings resulting from the reorganization we implemented in October 2002. Additionally, we significantly reduced our use of outside contractors and reduced headcount in our research and development department from 37 to 30 full-time employees through attrition and personnel management.
      We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly in light of the changes in personnel we implemented in October 2004, in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will moderately decrease in terms of absolute dollars during 2005.

Sales and Marketing
      Sales and marketing expenses consist of personnel and related costs for our direct sales force and our product management, marketing, business development, and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Sales and marketing	$4,071	$(2,201)	(35.1)%	$6,272	$(4,026)	(39.1)%	$10,298
As a percentage of total revenue	74.0%	—	(22.5)%	96.5%	—	(65.8)%	162.3%
      The decrease in sales and marketing expenses during 2004 resulted primarily from further reductions in personnel related costs and facilities expenses. Personnel related costs decreased $1.0 million, or 22% as compared to 2003. Reductions in travel and entertainment expenses resulted in a savings in 2004 of approximately $300,000, or 59%.

      The decrease in sales and marketing expenses during 2003 resulted primarily from a reduction in personnel related costs, marketing programs, and facilities expenses. Sales and marketing expense decreased significantly as we realized the full effect of the reorganization we implemented in October 2002 and realized savings from additional personnel expense management. We significantly reduced our marketing program expenses beginning in the latter half of 2002 and continuing throughout 2003, resulting in savings of approximately $600,000. The closing of several sales and marketing offices in conjunction with the October 2002 reorganization resulted in a savings in 2003 of approximately $500,000.
      We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our sales organization when and where appropriate, particularly in connection with our realigned sales strategy . In light of the changes in personnel implemented in October 2004, we expect reduced expenses in the areas of facilities, travel and entertainment, and telecommunications expenses as well as personnel expenses and, thus, we expect sales and marketing expenses will decrease during 2005.

General and Administrative
      General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, and legal, as well as the provision for bad debts.

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
General and administrative	$1,958	$(1,981)	(50.3)%	$3,939	$(618)	(13.6)%	$4,557
As a percentage of total revenue	35.6%	—	(25.0)%	60.6%	—	(11.2)%	71.8%
      During 2004, the decrease in general and administrative expenses was primarily due to a reduction in accounting and legal services, insurance costs and facilities expenses due in large part to the reorganization we implemented in October 2002. The reduction in accounting, legal and other outside service expenses was approximately $2.3 million in 2004 as compared to 2003 primarily due to a change in our external accounting firm, a concerted effort to reduce legal expenses, and the discontinuation of the use of certain external consultants. In addition, the restructuring and renegotiation of our insurance programs, particularly the rates related to our directors’ and officers’ insurance, resulted in savings in 2004 of approximately $400,000 as compared to 2003. These reductions were offset in part by an increase in expenses related to facilities and bad debt expense.
      During 2003, the decrease in general and administrative expenses was primarily due to a reduction in personnel and facilities expenses associated with the reorganization we implemented in October 2002. Realizing the full effect of the reorganization in October 2002 resulted in a reduction of approximately $400,000 in payroll and related expenses. In addition, the closing and consolidation of several offices in conjunction with the October 2002 reorganization resulted in a savings in 2003 of approximately $250,000. These reductions were partially offset by an increase in legal and other professional fees associated with our real estate holdings, securities litigation related to our initial public offering, expenses related to the liquidation of certain European entities, expenses related to being a public company, and various employee litigation matters.
      We expect general and administrative expenses will decrease on an absolute basis over the next year due to realizing the full effects of reductions in personnel we implemented in October 2004 and a continued focus on cost reduction programs.

Restructuring Charges

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Restructuring and other charges	$469	$26	5.9%	$443	$(4,235)	(90.5)%	$4,678
As a percentage of total revenue	8.5%	—	1.7%	6.8%	—	(66.9)%	73.7%
      During 2002, we implemented a restructuring plan which included reducing our workforce by 61 employees, vacating some facilities, canceling office service leases, and writing-down fixed assets as a result of such employee terminations and office consolidation. During the three-month period ended September 30, 2002, we recorded a restructuring charge of $4.7 million, which included $1.6 million of severance and benefit costs, $2.7 million of facility costs, $200,000 related to the write-down of fixed assets, and $200,000 related to other restructuring costs. Additionally, in November 2003, we accrued a charge of approximately $443,000, of which approximately $289,000 related to the impairment of leased facilities in Canada, $120,000 related to a charge for settlement of leased space in San Jose, California, and approximately $34,000 related to other office lease impairment charges. During the fourth quarter of 2004, we recorded a charge of approximately $469,000 related to the termination of 19 employees throughout the company, including our Chief Executive Officer and the Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2004, there was an accrual of $119,000 related to severance and other payments yet to be distributed. For further information related to this restructuring, see Note 9 of the Notes to the Consolidated Financial Statements.

Write-off of Intellectual Property and Other Intangible Assets

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Write-off of intellectual property and other intangible assets	$—	$—	0%	$—	$(1,764)	(100.0)%	$1,764
As a percentage of total revenue	0.0%	—	0%	0.0%	—	(27.8)%	27.8%
      In conjunction with the restructuring we implemented during 2002, we changed our internal allocation of resources. As of June 30, 2002, we believed that it was unlikely that any future value would be realized from the wireless technology we acquired from Mobix Communications Ltd. This wireless technology had a carrying value of $1.8 million as of June 30, 2002, which was in excess of its fair value of zero. Therefore, we wrote-off the $1.8 million remaining carrying value of these intangibles during 2003.

Amortization of Intellectual Property, Other Intangibles and Deferred Stock Compensation

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Amortization of intellectual property, other intangibles and deferred stock compensation	$—	$—	0%	$—	$(1,782)	(100.0)%	$1,782
As a percentage of total revenue	0.0%	—	0%	0.0%	—	(28.1)%	28.1%
      Amortization of intellectual property, other intangible assets and deferred stock compensation consists of amortization of deferred stock compensation related to grants of stock options prior to our initial public offering of $0 in 2004 and 2003, and $216,000 in 2002, and amortization of intellectual property and other intangibles associated with the acquisition of certain assets from Mobix for approximately $0 in 2004 and

2003, and $3.1 million in 2002. Deferred stock compensation represents the aggregate differences between the respective exercise price of options at their dates of grant and the deemed fair market value of our Ordinary Shares for accounting purposes. Intellectual property and other intangibles are being amortized on a straight-line basis over their estimated useful lives, generally two to three years. Deferred stock compensation is presented as a reduction of shareholders’ equity and is amortized over the vesting period of the underlying options based on an accelerated vesting method.

Interest and Other Income, Net

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Interest and other income, net	$396	$298	304%	$98	$(1,061)	(90.5)%	$1,172
As a percentage of total revenue	7.2%	—	5.5%	1.7%	—	(16.8)%	18.5%
      Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies. The increase in interest and other income, net during 2004 as compared to 2003 was primarily due to an accrual reversal of $270,000 related to a provision for foreign taxes not expected to be remitted as of December 31, 2004. The decrease in interest and other income, net during 2003 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and reduced interest rates. We expect interest and other income, net to continue to decrease slightly during 2005 as we anticipate we will continue to use cash during 2005 and, as a result, we expect to earn less investment and interest income.

Write-Down of Equity Investments

	December 31,

		Change			Change

	2004	$	%	2003	$	%	2002

	(In thousands, except percentages)
Write-down of equity investments	$—	$(1,000)	(100)%	$1,000	$1,000	100%	$—
As a percentage of total revenue	—%	—	(15.4)%	15.4%	—	15.4%	0.0%
      In 2000, we invested in certain development-stage companies operating Internet-centric businesses which we believed had a significant strategic interest. Due to the economic slowdown and the significant decline in capital available to, and in the valuations of, the privately funded Internet-centric businesses, management determined that one of our investments had become impaired. Accordingly, in 2001, we recorded a charge of $2.5 million to reflect impairment of this asset below its recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. During September 2003, we determined our one remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining carrying value of that investment, or $1.0 million.

Income Taxes
      There is no provision for income taxes because we have incurred operating losses since our inception. As of December 31, 2004, we had approximately $100.0 million of Israeli net operating loss carry forwards and $7.3 million and $3.2 million of U.S. federal and state net operating losses carry forwards, respectively, available to offset future taxable income. The U.S. federal and state net operating loss carry forwards expire in varying amounts between the years 2006 and 2024. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings and Liabilities
      Off-Balance Sheet Arrangement We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2004, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our consolidated financial statements.
Liquidity and Capital Resources
      As of December 31, 2004, we had $10.3 million of cash, cash equivalents and short-term investments as compared to $14.5 million as of December 31, 2003.
      Net cash used in operating activities was $4.4 million and $10.4 million for the twelve months ended December 31, 2004 and 2003, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities reflects the restructuring that we implemented in 2002, which resulted in significant headcount and other operational cost reductions throughout 2003 and 2004. Cash provided by investing activities was $5.5 million and $8.5 million for the twelve months ended December 31, 2004 and 2003, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was $121,000 and $1.1 million for the twelve months ended December 31, 2004 and 2003, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our employee stock purchase plan, issuances related to the exercise of stock options and proceeds from shareholders’ notes receivable in 2003.
      In May 2004, we entered into a $1.5 million line of credit with Silicon Valley Bank. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we moved the $500,000 deposit related to our lease space in San Jose, California under the line of credit. At December 31, 2004, we had an unused borrowing capacity of $1.0 million. We expect to renew this line of credit but do not intend to draw further upon it in the near term.
      As of December 31, 2004, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. As a result of the restructuring we implemented in October 2004, we believe that our current cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans.. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could harm our business.

Contractual Obligations
      The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands). We did not have long-term debt obligations, capital lease obligations, or purchase obligations as of such date.

		Payments Due by Period

		Less
		Than 1	1-3	3-5	After 5
	Total	Year	Years	Years	Years

Operating lease obligations	$1,819	$911	$908	$—	$—

Effective Corporate Tax Rates
      Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies are generally subject to corporate tax on their taxable income at a rate of 35% in the 2004 tax year, 34% in the 2005 tax year, 32% in the 2006 tax year, and 30% in and after the 2007 tax year. However, as discussed below, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income, however, is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.
      All of these tax benefits are subject to various conditions and restrictions. See “Note 13 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of Notes to the Consolidated Financial Statements elsewhere in this report. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.
      Since we have incurred tax losses through December 31, 2004, we have not yet used the tax benefits for which we are eligible. See — Risk Factors — “Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.”
Impact of Inflation and Currency Fluctuations
      Most of our sales are denominated in U.S. dollars. However, we incur a large portion of our costs from our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation exceeds the devaluation of the foreign currency as compared to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are, and will be, affected by changes in the prevailing exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we do business in Europe. To date these fluctuations have not been material.
Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires us to expense grants made under our stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in our statements of operations. We are evaluating the alternatives allowed under the standard, which we are required to adopt effective for our third quarter of fiscal 2005.
      In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.
      In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005.
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
      Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred a net loss of approximately $5.1 million in the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $143.7 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2005 and into 2006. As a result, we will need to generate significant revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

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
      In October 2004, we restructured our company in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. While the restructuring has reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, depends upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. In addition, we reorganized our management team in connection with the restructuring, including changing our chief executive officer and chief financial officer. Our new management team must work together effectively and in a timely manner in order for us to successfully execute our business strategy. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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
      We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. During 2004, we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly our OAS product, our business, operating results and financial conditions will suffer.

We are increasingly relying on our direct sales force, rather than strategic relationships, for revenue generation and this trend could negatively affect our revenues.
      Until recently, we had expected revenue to be generated increasingly through or by our various strategic relationships and our business plans and budgets reflected such expectations. However, in the year ended December 31, 2004, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic partnerships will prove to be successful, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. For example, we are aware that certain of our partners, such as IBM and SAP, and potential resellers are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.
      Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $10.3 million as of December 31, 2004, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.

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
      We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, for the year ended December 31, 2004, we derived approximately 16% of our license revenue from a license to an existing customer. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.
      We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2003, we did not generate significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.

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
      The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003 and in 2004, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

If the economic slowdown continues, or if our revenue does not increase in the near future, we may have to implement additional plans in order to reduce our operating costs.
      As a result of the economic slowdown, in the third quarter of 2002 and fourth quarter of 2004 we announced restructuring plans to reduce our operating costs to match the current business environment. We also previously implemented a restructuring plan in July 2001. If the economic slowdown continues, or if our revenue does not increase from its current level, we may have to implement additional plans to reduce our operating costs, which could cause us to incur additional restructuring charges. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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
      Revenue from customers outside the United States represented approximately $962,000, or 18% of our total revenue, for the year ended December 31, 2004, and $1.6 million, or 24% of our total revenue, for the year ended December 31, 2003. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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
      We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim, we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Any such outcome could have a material adverse effect on our business, financial condition, operating results and stock price.

Our products may be used in an unintended and negative manner.
      Our products are used to transmit information through the Internet. A BackWeb customer could potentially use our products to transmit harmful applications, negative messages, unauthorized reproduction of copyrighted material, inaccurate data, or computer viruses to end users in the course of delivery. Any such transmission could damage our reputation or could give rise to legal claims against us. We have received emails from certain of our customers’ end users claiming that our technology is a form of spyware, and we are actively engaged in challenging such accusations. In the event such allegations result in litigation, we could spend a significant amount of time and money pursuing or defending legal claims, which could have a material adverse effect on our business.

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
      Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past. The expiration date currently is June 30, 2005, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after June 30, 2005 or that the benefits will be continued in the future at their current levels or at any level.

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
      On January 1, 2003, a comprehensive tax reform took effect in Israel. We performed an analysis of the likely implications of the new tax reform legislation on our results of operations. Our evaluation concluded that the impact of the tax reform on both our corporate and income tax framework would not have a material effect on our results and operations. This evaluation was based, in part, on the assumptions that we would not expand beyond the countries in which we already operate and that we would remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.

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
      Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the Nasdaq National Market System and began trading on the Nasdaq SmallCap Market. We will remain eligible to be quoted on the Nasdaq SmallCap Market, subject to our compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At December 31, 2004, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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
      Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of December 31, 2004. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Item 8.	Financial Statements and Supplementary Data
      The following are summaries of consolidated quarterly financial data for the years ended December 31, 2004 and 2003:

	First Qtr	Second Qtr	Third Qtr	Fourth Qtr

	Unaudited
	(In thousands, except per share data)
2004
Total revenue	$1,638	$1,147	$1,181	$1,533
Gross profit	1,221	910	822	1,304
Net loss	(1,371)	(1,323)	(1,537)	(912)
Basic and diluted net loss per share	(0.03)	(0.03)	(0.04)	(0.02)
2003
Total revenue	$1,527	$1,465	$1,754	$1,756
Gross profit	1,251	1,183	1,486	1,397
Net loss	(3,638)	(2,608)	(2,490)	(1,990)
Basic and diluted net loss per share	(0.09)	(0.07)	(0.06)	(0.05)

(b)	Financial Statements
      The following consolidated financial statements and the related notes thereto of BackWeb Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of BackWeb Technologies Ltd.
      We have audited the accompanying balance sheet of BackWeb Technologies Ltd. (the “Company”) and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      We have also audited Schedule II for the year ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ GRANT THORNTON LLP
San Jose, CA
February 4, 2005

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

/s/ KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global
Tel-Aviv, Israel
February 4, 2003

BACKWEB TECHNOLOGIES LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,213	$4,026
Short-term investments	5,107	10,431
Trade accounts receivable, net of allowance for doubtful accounts of $643,000 and $2.1 million at December 31, 2004 and 2003, respectively	1,677	2,403
Other accounts receivables and prepaid expenses	378	782

Total current assets	12,375	17,642
Long-term investments and other long term assets	26	572
Property and equipment, net	154	301

Total assets	$12,555	$18,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175	$403
Accrued liabilities	1,625	3,813
Deferred revenue	2,672	1,125

Total current liabilities	4,472	5,341
Accrued severance pay, net	85	108
Long-term deferred revenue	60	105
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, nominal value NIS 0.01 per share; 50,000,000 shares authorized and zero outstanding at December 31, 2004 and December 31, 2003, Series E Preferred Shares, nominal value NIS 0.01 per share; zero and one share authorized and issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Ordinary Shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at December 31, 2004 and 2003; 40,560,182 and 39,772,254 shares issued and outstanding at December 31, 2004 and 2003, respectively	151,644	151,496
Accumulated other comprehensive income (loss)	(19)	9
Accumulated deficit	(143,687)	(138,544)

Total shareholders’ equity	7,938	12,961

Total liabilities and shareholders’ equity	$12,555	$18,515

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
License	$1,593	$3,232	$2,119
Service	3,906	3,270	4,228

Total revenue	5,499	6,502	6,347
Cost of revenue:
License	72	128	213
Service	1,170	1,057	3,050

Total cost of revenue	1,242	1,185	3,263

Gross profit	4,257	5,317	3,084

Operating expenses:
Research and development	3,298	4,487	6,059
Sales and marketing	4,071	6,272	10,298
General and administrative	1,958	3,939	4,557
Restructuring and other charges	469	443	4,678
Write-off of intellectual property and other purchased intangible assets	—	—	1,764
Amortization of intellectual property and other intangible assets	—	—	1,566
Amortization of deferred stock compensation	—	—	216

Total operating expenses	9,796	15,141	29,138

Loss from operations	(5,539)	(9,824)	(26,054)
Interest and other income, net	396	98	1,172
Write down of equity investments	—	(1,000)	—

Net loss	$(5,143)	$(10,726)	$(24,882)

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(0.63)

Weighted average number of shares used in computing basic and diluted net loss per share	40,711	40,000	39,284

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity

	Series E				Notes		Accumulated
	Preferred Shares		Ordinary Shares		Receivable	Deferred	Other			Total
					from	Stock	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shareholders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Equity

	(In thousands, except share data)
Balance at December 31, 2001	1	3,454	38,613,328	147,114	(1,235)	(216)	400	(102,936)	—	46,581
Issuance of Ordinary Shares pursuant to options exercised and ESPP purchases	—	—	736,714	299	—	—	—	—	—	299
Exchange of Series E preferred shares	(1)	(3,454)	422,212	3,454	—	—	—	—	—	—
Forgiveness of shareholder loan	—	—	—	—	221	—	—	—	—	221
Repayment of notes receivable from shareholders	—	—	—	—	508	—	—	—	—	508
Amortization of deferred stock compensation	—	—	—	—	—	216	—	—	—	216
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,882)	(24,882)	(24,882)
Unrealized loss on available for sale marketable securities	—	—	—	—	—	—	(382)	—	(382)	(382)
Unrealized loss on forward exchange contracts							(40)	—	(40)	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	(25,304)	—

Balance at December 31, 2002	—	—	39,772,254	150,867	(506)	—	(22)	(127,818)	—	22,521
Issuance of Ordinary Shares pursuant to options exercised, ESPP purchases and exchange of Series E preferred shares, net	—	—	787,928	629	—	—	—	—	—	629
Repayment of notes receivable from shareholders	—	—	—	—	506	—	—	—	—	506
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,726)	(10,726)	(10,726)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	31	—	31	31

Total comprehensive loss	—	—	—	—	—	—	—	—	$(10,695)	—

Balance at December 31, 2003	—	$—	40,560,182	$151,496	$—	$—	$9	$(138,544)	—	$12,961

Issuance of Ordinary Shares pursuant to options exercised, ESPP purchases and exchange of Series E preferred shares, net	—	—	271,934	148	—	—	—	—	—	148
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,143)	—	(5,143)
Unrealized income on available for sale marketable securities	—	—	—	—	—	—	(28)	—	(28)	(28)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(10,723)	7,939

Balance at December 31, 2004	—	$—	40,832,116	$151,644	$—	$—	$(19)	$(143,687)	—	$7,938

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(5,143)	$(10,726)	$(24,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of intellectual property and other intangibles	—	—	1,764
Amortization of intellectual property and other intangible assets	—	—	1,566
Amortization of deferred stock compensation	—	—	273
Provision for bad and doubtful debts	—	104	205
Depreciation	252	878	2,262
(Gain)/loss on disposal of property and equipment	(260)	—	71
Forgiveness of shareholder loan	—	—	221
Write down of an equity investment	—	1,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	726	(848)	1,665
Other accounts receivables, prepaid expenses and other long-term assets	950	556	1,523
Accounts payable and accrued liabilities	(2,439)	(1,130)	(1,978)
Deferred revenue	1,501	(204)	(1,065)

Net cash used in operating activities	(4,413)	(10,370)	(18,375)

Investing activities
Disposals/ (purchases) of property and equipment	(105)	(96)	(60)
Proceeds from disposals of property and equipment	260	—	—
Purchases of short-term investments	—	—	(6,656)
Proceeds from sales of short-term investments	5,324	8,575	11,857
Net cash provided by investing activities	5,479	8,479	5,141

Financing activities
Proceeds from repayment of shareholders’ notes receivable	—	506	508
Proceeds from issuance of Ordinary Shares pursuant to options exercised and ESPP purchases	121	629	299

Net cash provided by financing activities	121	1,135	807

Net increase or (decrease) in cash and cash equivalents	1,187	(756)	12,427
Cash and cash equivalents at beginning of the year	4,026	4,782	17,209

Cash and cash equivalents at end of the year	$5,213	$4,026	$4,782

Supplemental disclosure of non-cash investing and financing transactions
Exchange of Series E Preferred Stock to Ordinary Shares	$—	$—	$3,454

Forfeiture of restricted shares	$—	$—	$—

Interest paid	$—	$—	$—

Taxes paid	$59	$78	$59

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation
      BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb,” or “the Company”) is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential document and applications offline. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. The Company sells its products primarily to end users from a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers and OEMs.
      The BackWeb group of companies consists of wholly owned subsidiaries operating as follows: BackWeb Technologies, Inc., a U.S. corporation; BackWeb Canada, Inc., a Canadian corporation; BackWeb Technologies GmbH, a German corporation; and BackWeb Technologies Europe Limited, a United Kingdom corporation.
      Other subsidiaries ceased commercial operations in January 2002 but continue to be wholly owned subsidiaries. These subsidiaries are registered as BackWeb Technologies (U.K.) Ltd., a United Kingdom corporation, and BackWeb Technologies S.a.r.l., a French corporation. Other subsidiaries ceased commercial operations in September 2001 and were formally dissolved during 2004. These subsidiaries are registered as BackWeb Technologies B.V., a Netherlands corporation, BackWeb Technologies A.B., a Swedish corporation, and BackWeb K.K. Ltd., a Japanese corporation.
      The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, if any, and changes in technology in the software industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives
      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations.” Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in interest and other income, net for the years ended December 31, 2004, 2003 and 2002 was a gain of 115,892, a loss of $13,000, and a gain of $22,000, respectively.

Principles of Consolidation
      The consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents
      Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less.

Short-Term Investments
      The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
      Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and evaluates such designation as of each balance sheet date. To date, all debt securities have been classified as “available-for-sale” and are carried at fair market value, based on quoted market prices, with all unrealized gains and losses reported in comprehensive income/loss, a separate component of shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary and amortization of premium are included in interest and other income, net. Realized gains and losses and declines in value of securities judged to be other than temporary have not been material. The cost of securities sold is based on the specific identification method.

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

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company’s property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is assessed by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
      During 2002, the Company recorded losses from write-off of property and equipment, which it ceased to use, in the amount of $575,000, of which $375,000 was recorded as a research and development expense, and $200,000 related to the restructuring charge discussed in Note 9. During the years ended December 31, 2003 and 2004, no further impairment losses were identified.

Intellectual Property and Other Purchased Intangible Assets
      Intellectual property and other purchased intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001 were amortized on a straight-line basis over their useful lives of between two to three years in accordance with APB Opinion No. 17 “Intangible Assets.”
      The Company’s intellectual property and other purchased intangible assets are reviewed for impairment in accordance with SFAS No. 144 at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is assessed by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on SFAS No. 144, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of the Company’s intangibles during the year ended December 31, 2002. As of December 31, 2004, 2003 and 2002, the carrying value of the intellectual property and other purchased intangible assets was zero.

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

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
applicable products. In addition, royalty revenue can arise from the right to use the Company’s products. As described below, management estimates must be made and used in connection with the revenue the Company recognizes in any accounting period.
      The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method,” any discounts in the arrangement are allocated to the delivered element.
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
      The Company licenses its products on a perpetual and on a term basis. It recognizes license revenue arising from perpetual licenses and multi-year term licenses in the accounting period that all revenue recognition criteria have been met, which is generally upon delivery of the software to the end user. For term licenses with a contract period of one year or less, revenue is recognized on a monthly basis.
      At the time of each transaction, the Company assesses whether the fee associated with its license sale is fixed and determinable. If the fee is not fixed or determinable, the Company recognizes revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, the Company compares the payment terms of the transaction to its normal payment terms. The Company assesses the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. The Company does not request collateral from its customers. If credit worthiness cannot be established, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.
      Service revenue is primarily comprised of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and recognizes this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. The Company generally charges for consulting services on a time and materials basis and recognize revenue from such services as they are provided to the customer. The Company accounts for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. The Company’s arrangements do not

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally include acceptance clauses. However if an acceptance provision exists, then the Company defers revenue recognition until written acceptance of the product from the customer is received.
      Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

Research and Development
      Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2004, the Company had recognized all software development costs to research and development expense in the period incurred.

Advertising Costs
      The Company accounts for advertising costs as an expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was approximately $4,000, $2,000, and $0, respectively.

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This Statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Forward Exchange Contracts
      The Company accounts for derivatives and hedging based on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet at fair value. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative change in fair value is recognized in earnings. For all periods reported herein, gains or losses related to hedge ineffectiveness were immaterial. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings.
      The Company conducts its business and sells its products directly to customers primarily in North America and Europe. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company’s policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. During 2004, the Company determined that the cost of the forward contracts

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were greater than the benefit they provided, and as such the Company suspended its practice of using forward contracts. At December 31, 2004, the face value of foreign currency forward contracts was zero, and the change in fair value of such contracts was not material to the Company’s financial statements.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, forward exchange contracts and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. At December 31, 2004, the Company did not have any outstanding forward exchange contracts, and, accordingly, there was no credit risk associated with such investments. At December 31, 2004, the Company had no significant off-balance-sheet concentration of credit risk such as option contracts or other foreign hedging arrangements.
      The Company sells its products to customers primarily in North America and Europe. The Company performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral. The Company maintains reserves to provide for estimated credit losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad debts in the years ended December 31, 2004, 2003 and 2002 were $630,000, $104,000 and $205,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2004, 2003 and 2002 totaled $1.5 million, $0, and $1.1 million, respectively.

Net Loss Per Share
      Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus dilutive potential Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share.”
      The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net loss	$(5,143)	$(10,726)	$(24,882)
Basic and diluted:
Weighted-average shares	41,144	40,299	39,339
Less weighted-average shares subject to repurchase	(433)	(299)	(55)

Shares used in computing basic and diluted net loss per share	40,711	40,000	39,284

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(0.63)

      All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to preferred stock,

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding options and warrants excluded from the calculations of diluted net loss per share were 8,082,485, 6,791,080 and 8,772,774 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation
      The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for its employee stock options and shares issued under its 1999 Employee Stock Purchase Plan. Under APB 25, when the exercise price of the Company’s stock options or shares is less than the market price of the underlying shares on the date of grant, compensation expense is recognized.
      Pro forma information regarding the Company’s net loss and net loss per share is required by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), and has been determined as if the Company had accounted for its employee stock options or shares under the fair value method prescribed by SFAS No. 123.
      The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 based on the following assumptions:

	Year Ended
	December 31,

Stock Options	2004	2003	2002

Risk-free interest rates	3.6%	3.3%	3.8%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	124%	123%	121%

	Year Ended
	December 31,

Stock Purchase Shares	2004	2003	2002

Risk-free interest rates	3.6%	3.3%	3.8%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Expected volatility	124%	123%	121%
      Pro forma information under SFAS No. 123 is as follows:

	December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net loss as reported	$(5,143)	$(10,726)	$(24,882)
Add — stock based expense reported in net loss	—	—	216
Less — stock based compensation expense determined under the fair value method	(907)	(2,155)	(3,685)

Pro forma net loss	$(6,050)	$(12,881)	$(28,351)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.32)	$(0.72)

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(0.63)

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company applied SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of the options at the commitment date.

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
      Severance expenses relating to Israeli employees for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $121,000, $456,000 and $332,000, respectively.

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

Accumulated Other Comprehensive Income/ Loss
      Accumulated other comprehensive income/loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity consists of net unrealized gains and losses on short-term investments and net unrealized gains and losses on foreign currency forward contracts.
      The following are the components of accumulated other comprehensive income/loss (in thousands):

	December 31,

	2004	2003

Beginning balance	$9	$(22)
Unrealized loss on forward exchange contracts	—	—
Unrealized gain/(loss) on available-for-sale investments	(28)	31

Total accumulated other comprehensive income (loss)	$(19)	$9

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under the Company’s stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in the Company’s statement of operations. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt effective for its third quarter of fiscal 2005.

3.	Short-Term Investments
      The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,

	2004			2003

		Unrealized	Estimated		Unrealized	Estimated
	Cost	Losses	Fair Value	Cost	Gains	Fair Value

Commercial paper	$—	$—	$—	$9,001	$—	$9,001
Certificates of deposit	2,738	(76)	2,662	1,421	9	1,430
Money market	2,445	—	2,445	—	—	—
Totals	$5,183	$(76)	$5,107	$10,422	$9	$10,431

      At December 31, 2004, the total amounts of investments due within one year and due after one year were $274,000 and $2.4 million, respectively.

4.	Property and Equipment, net
      Property and equipment, net consists of the following (in thousands):

	December 31,

	2004	2003

Computer and peripheral equipment	$3,835	$3,871
Office, furniture and equipment	2,487	2,613
Leasehold improvements	1,135	1,128

	7,457	7,612
Less: accumulated depreciation	(7,303)	(7,311)

Property and equipment, net	$154	$301

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $252,000, $878,000 and $2.3 million, respectively. See Note 9 regarding impairment of property and equipment.

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

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
property and $2.7 million to assembled work force and to other intangibles. The capitalized intangible assets were being amortized on a straight-line basis over their expected useful lives of two to three years.
      In conjunction with the Company’s third quarter of 2002 restructuring (see Note 9), the Company determined that it was unlikely that any future value would be realized from the wireless technology that was acquired from Mobix. As of June 30, 2002, the carrying value of the wireless technology was $1.8 million, which was determined to be in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value during the year ended December 31, 2002. Net intangible assets at December 31, 2004, 2003 and 2002 were $0.
      Amortization expense related to intellectual property and other purchased intangible assets, excluding the impairment noted above, was $1.5 million for the year ended December 31, 2002. There was no such expense during the years ended December 31, 2003 or 2004.

6.	Long-Term Investments
      The Company was one of a group of lenders (collectively, the “Lenders”) that entered into a Convertible Loan Agreement, dated as of August 1, 2001, by and between Emony Ltd., now called Red Bend Ltd., an Israeli private company, and the Lenders pursuant to which the Lenders granted Emony a convertible loan in the aggregate amount of $2,150,000 (the “Loan Amount”) for working capital purposes. The Loan Amount bore interest at the LIBOR rate for 6 month loans as quoted by Bank Leumi Israel Ltd. plus 1.5% per annum, compounded monthly, and was repayable, unless converted, in full on September 20, 2002. The Loan Amount could not be prepaid in whole or in part without the Lenders consent. In the event that Emony closed a financing resulting in net aggregate cash proceeds of at least $5 million at a price of at least $1.34 per share, the outstanding portion of the Loan Amount would automatically convert into Series B1 Preferred Shares (the “Preferred Shares”) of Emony at a conversion price of $1.34 per share. In addition, until such an investment was received, any of the Lenders could demand through the exercise of a warrant granted pursuant to the Loan Agreement to convert its portion of the Loan Amount into such Preferred Shares. The Company’s portion of the Loan Amount was $500,000, for which the Company received the warrant described above and a Promissory Note.
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

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
along with other investors in Red Bend, agreed to cancel warrants it had received in connection with its earlier investment in Red Bend.
      Long-term investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such investments may not be recoverable. Accordingly, in 2001, the Company recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. In March 2003, the Company determined the remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining investment balance of $1.0 million. There was no remaining balance as of December 31, 2004 or 2003.

7.	Accrued Liabilities
      Accrued liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Accrued employees compensation and related expense	$765	$1,780
Sales and marketing events	17	12
Restructuring accrual	119	534
Other	724	1,487

	$1,625	$3,813

8.	Related Parties

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
      Certain shareholders and officers of the Company have a controlling interest in BRM.

9.	Restructuring and Other Charges
      On September 30, 2002, the Company announced a restructuring plan, which was implemented in the three months ended December 31, 2002. The restructuring plan included a reduction in workforce, vacating certain facilities, canceling of office service leases and impairment of fixed assets as a result of employee terminations and office consolidation. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs in a Restructuring),” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges” (“SAB No. 100”), the Company recorded a charge in 2002 of $4.7 million, which consisted of $1.6 million of severance and benefit costs, which included forgiveness of a $221,000 shareholder note receivable to one employee, $2.7 million of facility costs, $200,000 related to the write-down of fixed assets and $200,000 related to other related restructuring costs. The $1.6 million charge was related to severance and benefits to terminate 61 employees, representing approximately 44% of the Company’s global workforce employed as of September 30, 2002. The $2.7 million charge represented early termination penalties, office restoration costs and an accrual of certain lease commitments. In November 2003, the Company accrued an additional charge of approximately $443,000 due to a change in estimate on its facilities costs, of which approximately $289,000 related to the impairment of lease space in its Canadian subsidiary, $120,000 related to an exchange of

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warrants to the landlord as part of the final settlement of lease space at its headquarters in San Jose, California and approximately $34,000 of other office lease impairment charges.
      During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2004, there was an accrual of $119,000 related to severance and other payments yet to be distributed.
      The following table summarizes the costs and activities related to the 2002 and 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total

Total charge — 2002 restructuring	1,600	3,100	4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	(1,100)	(1,400)
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Change in estimate — 2002 restructuring	—	(300)	(300)
Cash payments — 2002 restructuring	—	(200)	(200)

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

10.	Commitments and Contingencies

Leases
      The Company leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows:

2005	$911,000
2006	844,000
2007	65,000
2008	—
$1,820,000

      Rent expense, net approximated $610,952, $1.2 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company recognized approximately $36,000 of sublease income in 2003, which was offset against rent expense.

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
      A proposal has been made for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the Court. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.
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

Line of Credit
      As of December 31, 2004, the Company had a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. At December 31, 2004, the Company had unused borrowing capacity of $1.0 million.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Shareholders’ Equity

Ordinary Shares
      Ordinary Shares reserved for future issuance are as follows:

	December 31,

	2004	2003

Exercise of outstanding options	7,986,485	6,791,080
Ordinary Shares available for grant under stock option plans	9,444,026	6,717,446

	17,430,511	13,508,526

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

Preferred Stock
      The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2004.
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

Stock Option Plans
      Under the 1996 Israel Stock Option Plan (the “1996 Israel Plan”), the Company is authorized to grant options to purchase Ordinary Shares to its Israeli employees and other eligible participants. Options granted under the 1996 Israeli Plan expire seven years from the date of grant and terminate upon the termination of the option holder’s employment or other relationship with BackWeb. The options under the 1996 Israel Plan will vest as determined by the plan administrator and generally vest over a four-year period. The 1996 Israel Plan does not have a termination date. Stock options cancelled or forfeited are credited back to the stock option pool.
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
      Under the 1998 U.S. Option Plan (the “1998 U.S. Plan”), the Company is authorized to grant incentive stock options to employees and non-statutory stock options and Share Purchase Rights to employees, directors

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and consultants. Options and share purchase rights under the 1998 U.S. Plan will vest as determined by the plan administrator and, if not assumed or substituted by a successor corporation will accelerate and become fully vested in the event of an acquisition of the Company. The exercise price of options and share purchase rights granted under the 1998 U.S. Plan will be as determined by the plan administrator, although the exercise price of incentive stock options must not be less than the fair market value of the underlying Ordinary Shares at the date of the grant. Options granted under the 1998 U.S. Plan generally vest over four years. Stock options cancelled or forfeited are credited back to the stock option pool. The plan administrator may amend, modify or terminate the 1998 U.S. Plan at any time as long as such amendment, modification or termination does not impair vesting rights of 1998 U.S. Plan participants. The 1998 U.S. Plan will terminate in 2008, unless terminated earlier by the plan administrator.
      Effective July 1, 2000, the Company amended the 1998 U.S. Plan and the 1996 Israel Plan (the “Plans”) to adopt an annual increase provision, commonly referred to as an “evergreen” provision, to each of the Plans. These amendments provide for an automatic increase on each anniversary beginning July 1, 2000 in the number of shares authorized for issuance under the Plans equal to the lesser of (a) an aggregate amount equal to 1,960,000 shares, (b) 5% of the outstanding shares on such date, or (c) an amount to be determined by the Board of Directors. The total annual increase will be allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, unless the Board of Directors determines a different allocation. Therefore, for the 1996 Israel Plan, the amount of the increase would be equal to the lesser of 588,000 shares, or 1.5% of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount. Also, for the 1998 U.S. Plan the amount of the increase would be equal to the lesser of 1,372,000 shares or 3.5% of the outstanding shares on such date, unless the Board of Directors determines a different allocation between the Plans or decides on a lesser amount.
      In addition to the automatic annual increase on July 1, 2000, the Company approved an additional increase in the shares available under the 1998 U.S. Plan and the 1996 Israel Plan to increase the shares available under the Plans by 1,894,622 shares as of June 30, 2000. The total amount of the increase was allocated 70% to the 1998 U.S. Plan and 30% to the 1996 Israel Plan, which was 1,326,235 shares for the 1998 U.S. Plan and 568,387 shares for the 1996 Israel Plan.
      In addition to the automatic annual increase on July 1, 2001, the Company approved an additional increase in the Ordinary Shares available under the 1998 Plan and the 1996 Israel Plan to increase the total Ordinary Shares available under the Plans by an aggregate of 2,500,000 Ordinary Shares, as of June 30, 2001. The total amount of the increase was allocated 60% (1,500,000 Ordinary Shares) to the 1998 Plan and 40% (1,000,000 Ordinary Shares) to the 1996 Israel Plan. During the years ended 2002, 2003 and 2004, there were no increases beyond the automatic annual increase.
      The Company introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. The Company has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. During 2004, 154,247 total shares were issued, of which 116,639 were issued at $0.65 per share and 37,608 were issued at $0.47 per share. During 2003, 196,691 total shares were issued all of which were issued at $0.20 share. During 2002, 453,025 total shares were issued of which 377,140 shares were issued at $0.48 per share and 75,885 shares were issued at $0.23 share. As of December 31, 2004, 2,480,569 shares were available for grant under the Employee Stock Purchase Plan. The weighted average per share value of the shares at December 31, 2004, 2003 and 2002 was approximately $0.61, $0.20 and $0.44, respectively.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of activity under the stock option plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available for	Options	Exercise Price	Average	Value of
	Grant	Outstanding	per Share	Exercise Price	Option Granted

Balance at December 31, 2001	4,789,065	10,011,082	$0.01-$5.00	$3.66	$0.85
Options authorized	1,960,000	—	—	—
Options granted	(2,444,904)	2,444,904	$0.24-$1.32	$0.93
Options exercised	—	(276,279)	$0.01-$0.76	$0.25
Options canceled	3,406,933	(3,406,933)	$0.01-$35.00	$2.68

Balance at December 31, 2002	7,711,094	8,772,774	$0.12-$19.00	$3.38	$0.71

Options granted	(1,271,388)	1,271,388	$0.23-$1.15	$0.90
Options exercised	—	(591,235)	$0.12-$0.77	$0.70
Options canceled	2,661,847	(2,661,847)	$0.24-$17.00	$2.26

Balance at December 31, 2003	9,101,553	6,791,080	$0.12-$19.00	$3.62	$0.78

Options authorized	1,960,000	—	—	—
Options granted	(3,352,500)	3,352,500	$0.37-$1.61	$0.47
Options exercised	—	(117,687)	$0.23-$1.05	$0.70
Options canceled	1,927,314	(1,927,314)	$0.23-$17.25	$1.90

Balance at December 31, 2004	9,636,367	8,098,579	$0.24-$19.00	$2.77	$0.38

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Exercise prices for options outstanding and exercisable as of December 31, 2004 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding as	Remaining	Average	Exercisable as	Average
Exercise Prices	of 12/31/04	Contractual Years	Exercise Price	of 12/31/04	Exercise Price

$ 0.24 - $ 0.37	137,551	5.05	$0.26	115,051	$0.24
$ 0.38 - $ 0.39	2,716,500	6.84	$0.39	0	$0.00
$ 0.40 - $ 0.60	1,079,623	6.48	$0.57	332,579	$0.60
$ 0.61 - $ 0.77	932,002	3.82	$0.74	689,647	$0.75
$ 0.81 - $ 1.15	647,504	5.00	$1.11	397,971	$1.10
$ 1.16 - $ 1.32	855,834	6.86	$1.32	237,084	$1.30
$ 1.33 - $ 5.25	502,840	2.63	$1.95	481,664	$1.97
$ 5.26 - $12.56	441,675	2.73	$8.23	441,675	$8.23
$12.57 - $19.00	785,050	2.64	$17.26	785,050	$17.26

$ 0.24 - $19.00	8,098,579	5.38	$2.77	3,480,721	$5.64
      There were 3,480,721 3,594,322 and 3,184,448 options exercisable as of December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, options to purchase 13,899 shares expired with a weighted average exercise price of $1.16 per share. During the year ended December 31, 2003, options to purchase 2,500 shares expired with a weighted average exercise price of $0.24 per share. During the year ended December 31, 2002, options to purchase 3,934 shares expired with a weighted average exercise price of $0.03 per share. The weighted average per share value of the options at December 31, 2004, 2003 and 2002 was approximately $0.38, $0.78 and $0.71, respectively.
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

Restricted Shares Issued for Promissory Notes
      On March 25, 1999, the Company entered into promissory notes in the aggregate amount of $3,538,000 with several key employees in connection with their exercise of stock options to purchase 1,141,333 Ordinary Shares. The notes were full recourse and were secured by the shares, bore interest at a rate in the range of 5.25% to 6% per annum and were payable over the remaining vesting period. The shares were restricted and were subject to a right of repurchase in favor of BackWeb in accordance with the original options’ vesting schedule, which was generally four years. In 2001, two remaining payments totaling $221,000 for one employee were extended for one year, and in 2002, this payment of $221,000 was forgiven. There were no promissory notes outstanding at December 31, 2004.

Stock Option Loans
      In March 1999, prior to its initial public offering, the Company made loans to some of its executive officers to allow these executive officers to exercise options to purchase Ordinary Shares of the Company. Each loan was evidenced by a full recourse promissory note with an interest rate of 5.25% compounded annually. Each note was secured by the Ordinary Shares acquired by the executive officers as a result of the option exercise. Generally, each note was to be repaid in equal installments over a four-year period that

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
coincided with the vesting schedule for the options. Each payment was to consist of one-quarter of the outstanding principal, plus all accrued unpaid interest as of the date of payment. Payments were due on each anniversary date of vesting schedule of the underlying options. The last outstanding loan balance was held by Eli Barkat. Mr. Barkat paid the last installment of his loan in 2003, and such loan was fully paid as of December 31, 2003.

Warrants Issued
      As part of its settlement of lease obligations with its landlord in San Jose, California, in November 2003, the Company issued warrants to purchase 200,000 Ordinary Shares. These warrants were valued at $0.66 per Ordinary Share, and expire seven years from the date of issuance. The Company recorded a charge of $120,000 related to the warrants during 2003.

12.	BackWeb Technologies Inc. 401(k) Plan (Plan)
      The Company offers a defined contribution plan (the “Plan”) for eligible employees in the U.S. During 2004, participants in the Plan were allowed to contribute up to the lower of 25% of their compensation or $13,000 in the Plan. The participants are 100% vested in the Plan at the time of contribution. The Company does not make contributions to the Plan.

13.	Income Taxes
      In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to the Company’s financial results.
      In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2005.

Israeli Income Taxes

Measurement of Taxable Income Under the Income Tax (Inflationary Adjustments) Law, 1985:
      Results for tax purposes are measured in terms of earnings in NIS after certain adjustments for increases in the Israeli Consumer Price Index (“CPI”). As explained in Note 2, the Company’s financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

Tax Benefits Under the Israeli Law for the Encouragement of Industry (Taxation), 1969:
      The Company is currently viewed as qualifying as an “industrial company” under the Israeli Law for the Encouragement of Industry (Taxation), 1969 and, as such, is entitled to certain tax benefits, including accelerated rates of depreciation, deduction of public offering expenses in three equal annual installments and deduction of 12.5% per annum on the purchase know-how and a patent to be used in furthering development.

Tax Benefits Under the Law for the Encouragement of Capital Investments, 1959:
      The Company’s production facilities have been granted the status of “Approved Enterprise” by the Israel government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) for two separate investment programs. Income derived in Israel from the “Approved Enterprise” entitles the Company to tax exemption for a period of two years commencing in the first year that it will earn taxable income from the Approved Enterprise. After this the Company is entitled to a reduced tax rate of 10%-25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb in the relevant year). The tax benefit period is limited to the earlier of 12 years from the date the Approved Enterprise was activated or 14 years from receiving the approval. In addition, the Company is entitled to take a tax deduction in respect of accelerated depreciation on the approved investment in fixed assets. Accordingly, the period of benefits relating to these investment programs will expire in the years 2009 through 2014. Thereafter, BackWeb will be subject to the regular corporate tax rate of 30% on its Israel income. Income from sources other than the Approved Enterprise will be subject to tax at the regular rate of 35%. The distribution of dividend from the tax-exempt income of an Approved Enterprise will result in a tax liability to the Company during the year in which the dividend is distributed.
      The rate at which shareholders will be taxed on a dividend from the income of the Approved Enterprise, distributed to a shareholder within the 19 year period following the commencement of the benefits period (in a company defined as “foreign investment” — unlimited) is 15% (instead of 25%), subject to the provision of the relevant tax treaty.
      The benefits available to an Approved Enterprise are contingent upon terms stipulated in the Investment Law and the regulations thereunder and the criteria set forth in the applicable certificate of approval issued by the Israeli Investment Center.
      As of December 31, 2004, the tax benefit period had not commenced.
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
      As of December 31, 2004, BackWeb had approximately $100.0 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Income Taxes
      At December 31, 2004, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $7.3 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2024.
      Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Pretax Loss
      Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Domestic (Israel)	$4,937	$9,144	$8,715
Foreign	206	1,582	16,167

	$5,143	$10,726	$24,882

      Due to operating losses and the inability to recognize the benefits there from, there was no provision for income taxes for the years ended December 31, 2004, 2003 or 2002.

Deferred Taxes
      Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2004	2003

U.S. net operating loss carryforwards	$2,689	$1,864
Reserves not currently deductible	1,471	2,659
Other, net	390	3,831

Net deferred assets before valuation allowance	4,550	8,354
Valuation allowance	(4,550)	(8,354)

Net deferred tax assets	$—	$—

      As of December 31, 2004, the Company and its subsidiaries had provided valuation allowances of approximately $4.5 million in respect of deferred tax assets resulting from tax loss carryforwards, and other temporary differences. For the years ended December 31, 2004, 2003 and 2002, the valuation allowance decreased by $3.9, increased by $1.5 million and increased by $1.0 million, respectively. Approximately $1 million of the valuation allowance for deferred tax assets is attributable to employee stock option deductions. The benefit from which will be allocated to additional paid in capital when and if subsequently realized. Management currently believes that since the Company and its subsidiaries have a history of losses, it is not likely that those deferred tax deductions will be realized in the foreseeable future.

14.	Geographic Information and Major Customer
      The Company operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and sales. Operations in North America and

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale or purchase (in thousands):

	Year Ended December 31,

	2004	2003	2002

Revenue from sales to unaffiliated customers:
North America	$4,537	$4,757	$3,705
Israel	92	795	1,731
Europe	870	950	911

	$5,499	$6,502	$6,347

	December 31,

	2004	2003	2002

Long-lived assets:
North America	$123	$193	$704
Israel	56	102	1,351
Other	2	6	28

	$181	$301	$2,083

      Revenue from one customer, CABC, accounted for approximately 16%, 0% and 0% of the Company’s total revenue in the years ended December 31, 2004, 2003 and 2002, respectively. Revenue from one OEM customer, SAP AG, whose contract terminated in 2002, accounted for 1%, 2% and 20% of total revenue in the years ended December 31, 2004, 2003 and 2002, respectively. Revenue from one customer, Hewlett-Packard Company, accounted for approximately 4%, 15% and 10% of the Company’s total revenue in the years ended December 31, 2004, 2003 and 2002, respectively.

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
      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for such obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004 and 2003.
      The Company warrants to its customers that its software products will operate substantially in conformity with product documentation and that the physical media will be free from defect. The specific terms and conditions of the warranties are generally 90 days but may vary depending upon the country in which the software is sold. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified warranty issues based on historical activity. To date, the Company has had no warranty claims. Due to thorough product testing, the short time between

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
product shipments and the detection and correction of product failures, no history of warranty claims, and the fact that no significant warranty issues have been identified, the Company has not recorded a warranty accrual to date.
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
      On April 21, 2004, Ernst & Young LLP, previously engaged as our independent registered public accounting firm, informed us that it was resigning effective upon the filing of the Company’s Quarterly Report on Form  10-Q for the quarter ended March 31, 2004. The Ernst & Young LLP report on our 2003 financial statements did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The resignation of Ernst & Young LLP was not recommended by the Audit Committee of our Board of Directors, but was accepted by the Audit Committee.
      During the years ended December 31, 2002 and 2003 and from January 1, 2004 through April 21, 2004, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2002 and 2003 and from January 1, 2004 through April 21, 2004, there were no “reportable events” as such term is used in paragraph (a)(1)(v) of Regulation S-K Item 304.
      On July 13, 2004, our Audit Committee engaged Grant Thornton LLP (“GT”) as our new registered public accounting firm. From the date of our inception through July 13, 2004, we did not consult with GT regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that GT concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures
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
      Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.
      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Litigation against Chris Marshall, a former employee. During 2004, we won a default judgment against our former Director of Finance, Chris Marshall, related to loans that we granted to him that he did not repay. We intend to continue to pursue the collection of this judgment.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors and Executive Officers
      Our current directors and designated executive officers, as of March 11, 2005, are:

Name	Age	Position

Eli Barkat	41	Chairman of the Board
Uday Bellary	50	Director
Amir Makleff	57	Director
Isabel Maxwell	54	Director
William Heye	44	Chief Executive Officer
Ken Holmes	39	Vice President, Finance
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
      Uday Bellary is the Executive Vice President and Chief Financial Officer of VL, Inc., a provider of “Voice over IP” technology and services and has held this position since September 2003. From February 2000 through September 2003, Mr. Bellary served as Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a provider of optical networking equipment that was acquired in September 2003 by Xtera Communications. From September 1997 to October 1999, he served as Vice President of Finance and Chief Financial Officer of MMC Networks, Inc., a publicly traded manufacturer of data networking processors that was acquired in October 2000 by Applied Micro Circuits Corporation. Between February 1997 and September 1997, Mr. Bellary was the Vice President, Finance & Administration and Chief Financial Officer of DTM Corporation, a manufacturer of computer-driven laser systems for industrial prototyping. Previously, he held various positions at Cirrus Logic, Inc., a semiconductor company, most recently as Director of Finance, and prior to that he served in various roles in the international finance, accounting and audit departments of Intel Corporation, a semiconductor company. Mr. Bellary also serves on the board of directors of Versant Corporation and several private company boards. Mr. Bellary holds a Bachelor of Science degree in Finance, Accounting and Economics from Karnatak University, India and a DMA degree in Finance Management and Managerial Accounting from the University of Bombay, India. He is a Certified Public Accountant in the U.S. and a Chartered Accountant in India.
      Amir Makleff is co-founder of BridgeWave Communications, a provider of gigabit wireless products and high frequency Micro-Electro-Mechanical Systems (MEMS) technology, and has served as its President and Chief Executive Officer since January 1999. From November 1995 to November 1998, Mr. Makleff served as Chief Operating Officer and Senior Vice President of Engineering of Netro Corporation, a fixed wireless networking infrastructure provider. From 1990 to 1995, Mr. Makleff served as General Manager and Vice President, Engineering of the Access Division of Telco System, a telecom equipment supplier. Prior to that, Mr. Makleff held senior engineering and marketing positions at Nortel, Amdhal, and Telestream Corporation, of which he was co-founder. Mr. Makleff served for eight years in various senior research and development roles in the Israeli Ministry of Defense. Mr. Makleff holds Bachelor of Science and Master of Science degrees from the Technion — Israel Institute of Technology.
      Isabel Maxwell has been a director of BackWeb since February 2002. Since January 2004, Ms. Maxwell has served as Vice President of Strategy at Celltick Technologies, Ltd., a private Israeli company, providing mobile interactive broadcast products and services. From September 2003 to January 2004, Ms. Maxwell served as Chief Executive Officer at iCognito, Ltd., a private Israeli-American company focused on developing internet content filtering systems. From March 2001 until September 2003, Ms. Maxwell served as a consultant to Apax Partners, a private equity investment firm. From February 1997 to March 2001, Ms. Maxwell served as President of Commtouch Software Inc., a global provider of outsourced integrated email and messaging solutions. Ms. Maxwell was a co-founder, and from March 1993 to August 1996, served as the Senior Vice President of Corporate Affairs and International Relations, of The McKinley Group Inc., an Internet directory and search engine company. From August 1996 to October 1996, Ms. Maxwell was an Executive Vice President of Excite, Inc. Ms. Maxwell holds Honor Moderations in Jurisprudence and Bachelor of Arts and Master of Arts degrees in History and Modern Languages from Oxford University. Ms. Maxwell has stated her intention to resign from the Board on or before May 31, 2005, at our discretion.
      William Heye became our Chief Executive Officer as of October 11, 2004. Prior to that, Mr. Heye held several positions since joining BackWeb in 1996, most recently as Vice President, Professional Services and Business Development. Prior to joining BackWeb, Mr. Heye was Director of Marketing and Sales at The Voyager Company, a publisher of interactive media, and held various technical and sales positions at IBM. Mr. Heye holds a Bachelor of Science degree in Mechanical Engineering and a Bachelor of Arts degree in English from Texas A&M University, and a Masters of Business Administration degree from Harvard Business School.
      Ken Holmes became our Vice President, Finance as of October 11, 2004. Mr. Holmes joined BackWeb as our Senior Director, Finance in May 2003. Prior to BackWeb, Mr. Holmes was CFO of Project InVision, a project management software company, from 2001 to 2003. Mr. Holmes has also held finance positions at QuantumShift from 1999 to 2001, and NeXT Software from 1996 to 1998. Mr. Holmes holds a Bachelor of Science degree in Finance from The University of San Francisco.
      There are no family relationships between or among any of our directors or executive officers.
Audit Committee Financial Expert
      Our Board of Directors has determined that each of Uday Bellary and Isabel Maxwell, who are all the members of the Audit Committee of our Board of Directors, qualify as “audit committee financial experts,” as defined under Item 401(h) of Regulation S-K, by reason of each of their relevant business experience, which is set forth above, and that they are independent as defined under applicable Nasdaq listing standards and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, requires our executive officers and directors and persons who own more than 10 percent of a registered class of our equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10 percent shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.
      Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, with respect to fiscal year 2004, all filing requirements applicable to our executive officers, directors and 10 percent shareholders were met, except for late filings of Forms 3 for William Heye and Ken Holmes related to their ascension to Section 16 positions, Forms 3 related to the addition of Uday Bellary and Amir Makleff to our board and four Forms 4 for Eli Barkat related to sales of our ordinary shares.

Code of Ethics
      We have adopted a Code of Ethics for all of its directors and employees, including its principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Ethics is available at our website, www.backweb.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed on such website.

Item 11.	Executive Compensation
      The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, by our two former Chief Executive Officers, our former Chief Financial Officer and our two other current executive officers (collectively, our “Named Executive Officers”):
Summary Compensation Table

					Long Term
		Annual Compensation			Compensation
					Awards
				Other Annual	Securities
				Compensation	Underlying
Name and Principal Position		Salary ($)	Bonus ($)	($)(6)	Options (#)

Eli Barkat(1)	2004	97,542	—	—	15,000
Chairman and former Chief Executive Officer	2003	207,360	85,000	—	—
	2002	281,264	—	—	725,000
William Heye(2)	2004	180,000	44,126	11,763	700,000
Chief Executive Officer	2003	180,000	13,771	50,977	60,000
	2002	167,250	25,001	1,752	37,500
Erez Lorber(3)	2004	177,808	12,000	193,842	—
Former Chief Executive Officer	2003	193,500	25,755	69,600	400,000
	2002	199,771	29,812	19,377	37,500
Ken Holmes(4)	2004	155,000	25,480	—	193,000
Vice President, Finance	2003	99,260	9,141	—	66,000
	2002	—	—	—	—
Michael A. Morgan(5)	2004	158,333	34,228	74,314	—
Former Chief Financial Officer	2003	190,000	41,120	0	40,000
	2002	69,910	12,380	0	250,000

(1)	Mr. Barkat resigned as Chief Executive Officer on January 1, 2004. Mr. Barkat received a salary through June 30, 2004, and thereafter was compensated in similarly to other directors with no salary paid to him by us after that date.

(2)	Mr. Heye succeeded Mr. Lorber as Chief Executive Officer in October 2004.

(3)	Mr. Lorber succeeded Mr. Barkat as Chief Executive Officer in January 2004. Mr. Lorber resigned from BackWeb effective October 8, 2004.

(4)	Mr. Holmes joined BackWeb in May 2003.

(5)	Mr. Morgan resigned as Chief Financial Officer on October 8, 2004. Mr. Morgan joined BackWeb in August 2002.

(6)	The “Other Annual Compensation” includes commission payments, severance payments, and vacation payout amounts.
Stock Option Grants in Fiscal 2003
      The following table presents each grant of stock options to each of our Named Executive Officers under our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan (collectively, the “Option

Plans”) during the fiscal year ended December 31, 2004, including the potential realizable value of the options at assumed 5% and 10% annual rates of appreciation over the term of the option, compounded annually. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of our Ordinary Shares. No stock appreciation rights were granted during this period.
      Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 3,352,500 options granted to our employees under the Option Plans during the fiscal year ended December 31, 2004.
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
Option Grants in Fiscal 2004

						Potential Realizable
						Value at Assumed
	Number of	Percent of				Annual Rates of Stock
	Securities	Total Options				Price Appreciation for
	Underlying	Granted to	Exercise or			Option Term
	Options	Employees in	Base Price		Expiration
Name	Granted (#)	Fiscal Year	($/Share)	Grant Date	Date	5%	10%

Eli Barkat	15,000	0.4%	$0.40	8/10/04	8/10/11	$2,443	$5,692
William Heye	700,000	20.9%	$0.39	11/4/04	11/4/11	111,138	259,000
Erez Lorber	—	—	—	—	—	—	—
Ken Holmes	193,000	5.8%	$0.39	11/4/04	11/4/11	30,642	71,410
Michael A. Morgan	—	—	—	—	—	—	—
      Mr. Barkat’s options shown on the table above have a term of seven years and vest as to 25% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/48 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested four years from the grant date.
      Mr. Heye’s options shown on the table above have a term of seven years and vest as to 33% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/36 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested three years from the grant date.
      Mr. Holmes’ options shown on the table above have a term of seven years and vest as to 50% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/24 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested two years from the grant date.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
      None of the Named Executive Officers in the Summary Compensation Table, set forth above, exercised any of his options during the fiscal year ended December 31, 2004. The following table sets forth the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 31, 2004.
      In the table below, amounts shown under the column “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the fair market value, i.e. the closing sale price, of our Ordinary Shares as quoted on the Nasdaq SmallCap Market on December 31, 2004 (which was $0.70 per Ordinary Share), less the exercise price payable for such Ordinary Shares.
Aggregate Option Exercises in Fiscal 2004

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year End		at Fiscal Year End

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Eli Barkat	1,114,062	600,938	$0	$10,500
William Heye	298,000	867,500	$26,250	$568,750
Erez Lorber	281,874	565,626	$84,687	$167,688
Ken Holmes	25,250	233,750	$16,625	$160,475
Michael A. Morgan	83,333	206,667	$88,333	$182,667
Employment Agreements and Change of Control Arrangements
      Mr. Heye’s current base salary is $180,000 and his bonus for 2005 will be determined according to the terms of BackWeb’s 2005 variable compensation plan. Mr. Heye’s employment is at will and may be terminated at any time, with or without formal cause.
      Mr. Holmes’ current base salary is $155,000 and his bonus for 2005 will be determined according to the terms of BackWeb’s 2005 variable compensation plan. Mr. Holmes’s employment is at will and may be terminated at any time, with or without formal cause.
Compensation of Directors
      Directors who are not employees of BackWeb are compensated for their services as follows:

•	A retainer fee of $1,000, per fiscal quarter;

•	A fee of $1,000 for each meeting of the Board of Directors attended; and

•	A fee of $1,000 for each committee meeting attended, with the Chair of the Audit Committee being paid an additional $500 for each committee meeting.
      In addition, non-employee directors receive a non-discretionary option grant under either our 1998 U.S. Stock Option Plan or 1996 Israel Stock Option Plan to acquire 50,000 Ordinary Shares upon their initial election or appointment to the Board of Directors and annual option grants of 15,000 Ordinary Shares at each Annual General Meeting of Shareholders thereafter during their term of service. Grants are not be made in cases where the initial term is shorter than six months. These grants vest over a period of four years, with one-quarter of the shares underlying the option becoming vested and exercisable after one year and monthly thereafter over the remaining period of thirty-six months, subject to continued service as one of our directors. The grant date of any such options is deemed to be the date that the non-employee director is initially elected or appointed to the Board. The per share exercise price is the closing sale price of our Ordinary Shares on The Nasdaq SmallCap Market the day before the grant date.
      Reasonable expenses incurred by each director in connection with his or her duties as a director are also reimbursed. A Board member who is also an employee of BackWeb does not receive compensation for service as a director.

Compensation Committee Interlocks and Insider Participation
      Messrs. Federman and Makleff are members of the Compensation Committee of our Board of Directors. Neither has ever been one of our officers or employees nor during the past fiscal year had any other interlocking relationships as defined by the SEC. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table shows the amount of our Ordinary Shares beneficially owned, as of March 4, 2005, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our directors, and (iv) our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.
      Except as indicated below, the address for each listed director and officer is c/o BackWeb Technologies Ltd., 10 Ha’amal Street, Park Afek, Rosh Ha’ayin 48092, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options or warrants held by such person that are exercisable within 60 days of March 4, 2005, but excludes Ordinary Shares underlying options or warrants held by any other person. Percentage of beneficial ownership is based on 40,918,058 Ordinary Shares outstanding as of March 4, 2005.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
NirBarkat Holdings Ltd.(3)	3,352,342	8.2%
8 Hamarpe Street
Har Hotzvim
Jerusalem 91450 Israel
Named Executive Officers and Directors
Eli Barkat(4)	4,586,154	11.2%
William Heye(5)	331,542
Ken Holmes(6)	31,000
Isabel Maxwell(7)	25,312	*
Uday Bellary(8)
Amir Makleff(9)
Michael A. Morgan(10)
Executive officers and directors as a group (6 persons)(11)	1,613,999	3.9%

*	Less than 1%

(1)	Eli Barkat substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include (i) 198,131 Ordinary Shares owned directly by Mr. Barkat, (ii) 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership, (iii) and 163,285 Ordinary Shares held by BRM Technologies Ltd. in which EliBarkat Holdings Ltd. is a shareholder, with respect to which shares Mr. Barkat and EliBarkat Holdings Ltd. disclaim control and beneficial ownership.

(2)	Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 163,285 Ordinary Shares held by BRM Technologies Ltd. in which Yuval 63 Holdings (1995) Ltd. is a shareholder, with respect to which shares Mr. Rakay and Yuval 63 Holdings (1995) Ltd. disclaim control and beneficial ownership.

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chairman and former Chief Executive Officer. The shares listed in the table above for Nir Barkat Ltd. do not include 163,285 Ordinary Shares held by BRM Technologies Ltd. in which Nir Barkat Ltd. is a shareholder, with respect to which shares Mr. Barkat and Nir Barkat Ltd. disclaim control and beneficial ownership.

(4)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 1,232,812 Ordinary Shares that are exercisable within sixty days of March 4, 2005.

(5)	The shares listed in the table above for Mr. Heye include options to purchase 324,875 Ordinary Shares that are exercisable within sixty days of March 4, 2005.

(6)	The shares listed in the table above for Mr. Holmes include options to purchase 31,500 Ordinary Shares that are exercisable within sixty days of March 4, 2005.

(7)	The shares listed in the table above for Ms. Maxwell include options to purchase 25,312 Ordinary Shares that are exercisable within sixty days of March 4, 2005.

(8)	The shares listed in the table above for our executive officers and directors as a group include 1,613,999 Ordinary Shares subject to options which are exercisable within 60 days of March 4, 2005.
Equity Compensation Plan Information
      Our shareholders have approved all our equity compensation plans.
      The following table summarizes the number of our Ordinary Shares that may be issued under our equity compensation plans as of December 31, 2004.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	8.084,829	$2.77	7,257,677
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	8,084,829	$2.77	7,257,677

(1)	Includes our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan, which provide for an annual increase in the number of Ordinary Shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 1,960,000 Ordinary Shares or (b) 5% of the Ordinary Shares outstanding on that date, with 30% of the Ordinary Shares being allocated to the 1996 Israel Stock Option Plan and 70% of such Shares being allocated to the 1998 United States Stock Option Plan. Also includes 1,820,608 Ordinary Shares reserved for issuance under our 1999 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 833,333 Ordinary Shares or (b) 2% of the Ordinary Shares outstanding on that date.

Item 13.	Certain Relationships and Related Transactions
      Other than the compensation arrangements described in Item 11 above, since January 1, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Item 14.	Principal Accountant Fees and Services
Principal Accountant Fees and Services
      The following table summarizes the aggregate fees billed to us by our independent auditor Grant Thornton, LLP in 2004, and by our former independent auditor Ernst & Young LLP, the member firms of Ernst & Young Global, and their respective affiliates (collectively, “Ernst & Young Entities”) in 2003:

	2004	2003

Audit Fees	$235,000	$240,000
Audit-Related Fees	—	24,000
Tax Fees	4,000	166,000
All Other Fees	7,000	198,000

Total	$246,000	$628,000

      Audit Fees. This category includes the audit of BackWeb’s annual financial statements and review of financial statements included in BackWeb’s Quarterly Reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits. The amount in 2004 includes cash payments made to Ernst & Young Entities of $70,000.
      Audit-Related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of BackWeb’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category related to preparation of financial statements in our international subsidiaries and other local compliance activities.
      Tax Fees. This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice. The amount in 2004 includes cash payments made to Ernst & Young Entities of $4,000.
      All Other Fees. This category consists of the aggregate fees billed during the prior two fiscal years for professional services other than the services reported above. The services for the fees disclosed under this category include liquidation services for certain international subsidiaries, as well as other consulting services unrelated to audit and tax services. The amount in 2004 includes cash payments made to Ernst & Young Entities of $7,000.
      The services performed by the independent auditor in 2004 and 2003 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee, with the exception of certain limited payroll tax work in the United Kingdom for our subsidiary located in the United Kingdom, which work was approved by the Audit Committee at its January 27, 2004 meeting. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for pre-approval with an estimate of fees for the services. Pre-approval is generally provided at regularly scheduled meetings.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are included in this annual report on Form 10-K:

1. Financial Statements.
      The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included at Part II, Item 8, as listed at Part II, Item 8 (b), and such list is incorporated herein by reference.

2. Financial Statement Schedules.
      Schedule II: Schedule of Valuation and Qualifying Accounts at December 31, 2004
SCHEDULE II
BACKWEB TECHNOLOGIES, LTD.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
At December 31, 2004

			Write-off of
	Balance at	Provision For	Previously	Balance at
	Beginning	Doubtful	Provided	End of
	of Period	Accounts	Accounts	Period

		(In thousands)
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$2,150	$0	$(1,507)	$643
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$2,046	$104	$0	$2,150
Year Ended December 31, 2002 Allowance for Doubtful Accounts	$2,957	$205	$(1,116)	$2,046
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

BACKWEB TECHNOLOGIES LTD.

By:	/s/ WILLIAM HEYE

William Heye,
Chief Executive Officer
Dated: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ WILLIAM HEYE William Heye	Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ KEN HOLMES Ken Holmes	Vice President, Finance (Principal Financial and Accounting Officer)	March 31, 2005

/s/ ELI BARKAT Eli Barkat	Chairman of the Board of Directors	March 31, 2005

/s/ UDAY BELLARY Uday Bellary	Director	March 31, 2005

/s/ AMIR MAKLEFF Amir Makleff	Director	March 31, 2005

/s/ ISABEL MAXWELL Isabel Maxwell	Director	March 31, 2005

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Articles of Association of BackWeb Technologies Ltd., as amended(1)

3.2		Memorandum of Association of Registrant (English translation)(2)

4.1		Specimen of Ordinary Share Certificate.(2)

10	.1*	1996 Israel Stock Option Plan (English translation)(2)

10	.2*	Appendix A to Israeli Stock Option Plan, effective January 1, 2003(3)

10	.3*	Form of Option Agreement for Israeli Stock Option Plan(3)

10	.4*	1996 U.S. Stock Option Plan(4)

10	.5*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002)(5)

10	.6*	Form of Option Agreement for 1998 U.S. Stock Option Plan(3)

10	.7*	1999 Employee Stock Purchase Plan(6)

10.8		Lease Agreement for 10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel (English translation).

10.9		Master Lease Agreement between BackWeb Technologies Inc. handspike Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California.(7)

10.10		1st Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(8)

10.11		2nd Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(9)

10.12		3rd Amendment to Lease, made between CA-Gateway Office Limited Partnership, as successor by conversion to EOP-Gateway Office, L.L.C., as successor in interest to Speiker Properties, L.P., and BackWeb Technologies Inc.(3)

10.13		Promissory Note by BackWeb Technologies Inc., as Maker, to CA-Gateway Office Limited Partnership, as Payee, date October 27, 2003(3)

10.14		Guaranty of Lease by BackWeb Technologies Ltd.(3)

10.15		Guaranty of Note by BackWeb Technologies Ltd.(3)

10.16		Warrant to Purchase 200,000 Ordinary Shares, issued by BackWeb Technologies Ltd. to CA-Gateway Office Limited Partnership(3)

10.17		Form of Agreement by and among Interad (1995) Ltd. and NirBarkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63Holdings (1995) Ltd., and Lior Hass and Iftah Sneh.(10)

10	.18*	Offer letter with William Heye

10	.19*	Offer letter with Ken Holmes

10	.20*	Director Cash Compensation Arrangement

21.1		Subsidiaries of the Registrant.

23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.3		Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global: Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32.1		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed November 14, 2002.

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(3)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004.

(4)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(5)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(6)	Incorporated herein by reference to Exhibit 10.4 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.7 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(8)	Incorporated herein by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(9)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(10)	Incorporated herein by reference to Exhibit 10.8 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

*	Indicates management contract or compensatory plan or arrangement.