Form 10-Q
period 2005-03-31
BACKWEB TECHNOLOGIES LTD
filed 2005-05-16
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The registrant had 40,993,109 Ordinary Shares outstanding as of May 9, 2005.

BACKWEB TECHNOLOGIES LTD.

REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

Cautionary Statement Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors.” Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, our actual results may differ materially from such statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,955	$5,213
Short-term investments	5,138	5,107
Trade accounts receivable, net	1,087	1,677
Other accounts receivable and prepaid expenses	296	378

Total current assets	11,476	12,375
Long-term investments and long-term assets	32	26
Property and equipment, net	135	154

Total assets	$11,643	$12,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175	$175
Accrued liabilities	1,460	1,710
Deferred revenue	2,240	2,672

Total current liabilities	3,875	4,557
Long-term liabilities	47	60
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	151,670	151,644
Accumulated other comprehensive income	(14)	(19)
Accumulated deficit	(143,935)	(143,687)

Total shareholders’ equity	7,721	7,938

Total liabilities and shareholders’ equity	$11,643	$12,555

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date

The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Revenue:
License	$767	$669
Service	890	969

Total revenue	1,657	1,638
Cost of revenue:
License	5	24
Service	159	393

Total cost of revenue	164	417

Gross profit	1493	1,221
Operating expenses:
Research and development	593	971
Sales and marketing	725	952
General and administrative	404	609

Total operating expenses	1,722	2,532

Loss from operations	(229)	(1,311)

Interest and other income/(expense), net	(20)	(60)

Net loss	$(249)	$(1,371)

Basic and diluted net loss per share	$(0.01)	$(0.03)

Weighted average number of shares used in computing basic and diluted net loss per share	40,877	40,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
	Unaudited
Operating Activities
Net loss	$(249)	$(1,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(107)	93
Changes in operating assets and liabilities:
Trade accounts receivable	590	355
Other receivables, prepaid expenses, and other long-term assets	76	72
Accounts payable and accrued liabilities	(250)	(427)
Deferred revenue and long-term liabilities	(446)	(193)

Net cash used in operating activities	(386)	(1,085)

Investing Activities
Proceeds from disposals / (purchases) of property and equipment	128	(16)
Proceeds from sales of / (purchases of) short-term investments	(31)	241

Net cash provided by investing activities	97	225

Financing Activities
Proceeds from issuance of ordinary shares, net	31	971

Net cash provided by / (used in) financing activities	31	971

(Decrease) in cash and cash equivalents	(258)	(763)
Cash and cash equivalents at beginning of the period	5,213	4,026

Cash and cash equivalents at end of the period	$4,955	$3,263

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

     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2005 or any future interim period.

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

     Net Loss Per Share — Basic net loss per share is calculated using the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 6,712,016 and 6,877,508 at March 31, 2005 and 2004, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2005	2004
	Unaudited

Net loss	$(249)	$(1,371)

Basic and diluted:
Weighted-average shares	40,877	40,622
Less weighted-average shares subject to forfeiture	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	40,877	40,622

Basic and diluted net loss per share	$(0.01)	$(0.03)

Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
	Unaudited

Net loss	$(249)	$(1,371)
Change in net unrealized gain (loss) on investments	(14)	(26)
Total comprehensive loss	$(263)	$(1,397)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Three Months Ended
	March 31,	March 31,
Stock Options	2005	2004
Risk-free interest rates	4.2%	2.8%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	76%	70%

	Three Months Ended
	March 31,	March 31,
Stock Purchase Shares	2005	2004
Risk-free interest rates	4.2%	2.8%
Expected lives (in years)	.5	.5
Dividend yield	0%	0%
Expected volatility	76%	70%

Pro forma information under SFAS 123 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2005	2004
	Unaudited

Net loss as reported	$(249)	$(1,371)
Stock based compensation expense determined under the fair value method	(156)	(377)

Pro forma net loss	$(405)	$(1,748)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(0.03)

Basic and diluted — pro forma	$(0.01)	$(0.04)

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

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires us to expense grants made under our stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for periods beginning after December 31, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in our statements of operations. We are evaluating the alternatives allowed under the standard.

     In December 2004, the FASB issued Staff Position SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes” (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1. FSP No. 109 is effective for the Company in fiscal 2006. The FASB’s guidance is not expected to have a material impact on the Company’s financial results.

     In December 2004, the FASB also issued Staff Position SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and will complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected later in 2005.

Note 2. Contingencies

Litigation

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

Line of Credit

     As of March 31, 2005, the Company had a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 and provides for an automatic renewal unless cancelled by either party. The Company expects that the line will be renewed. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California to a restriction under its line of credit. As a result, at March 31, 2005, the Company had unused borrowing capacity of $785,000 under this line of credit.

Note 3. Restructuring Liabilities

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

     During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at March 31, 2005, there was an accrual of approximately $20,000 related to severance and other payments yet to be distributed.

     The following table summarizes the costs and activities related to the 2002 and 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total
Total charge — 2002 restructuring	1,600	3,100	4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	(1,100)	(1,400)
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Change in estimate — 2002 restructuring	—	(300)	(300)
Cash payments — 2002 restructuring	—	(200)	(200)

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

Total charge – 2004 restructuring	20	—	20
Cash payments – 2004 restructuring	(100)	—	(100)
Balance at March 31, 2005	$20	$—	$20

Note 4. Segments and Geographic Information

BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel are primarily related to research and development. Operations in North America and Europe include sales and marketing and administration. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended
	March 31,	March 31,
	2005	2004
	Unaudited

Revenue:
North America	$1,510	$1,189
Israel	1	34
Europe	146	415

	$1,657	$1,638

	March 31,	March 31,
	2005	2004
	Unaudited

Long-lived assets:
North America	$104	$193
Israel	50	102
Other	13	6

	$167	$301

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for approximately $375,000, or 23% of our total revenue, and another accounted for approximately $330,000, or 20% of our total revenue, in the three months ended March 31, 2005.

Note 5. Guarantees

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

Overview

     We are in the mobility market and offer a solution allowing users of enterprise Web applications to synchronize those Web applications to laptop and tablet PCs for use by individuals who are frequently disconnected from the network. Our enabling software is designed to integrate with web applications in a flexible way such that significant changes are generally not required as changes are made to the company’s existing enterprise web applications. This approach has the potential to bring mobility to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content and applications, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and information. Our products are designed to improve the productivity of mobile workforces and minimize the impact and costs on enterprise networks to support mobile users.

     Our BackWeb Offline Access Server (OAS) product is designed to integrate with Web applications in a wide range of technical frameworks, including portal frameworks, intranets, and websites, to extend the usefulness and function of the web applications to users who are remote with poor connectivity and users who are frequently disconnected from the network. Its two-way synchronization capability enables field personnel to access content from, publish to and conduct transactions with web applications while disconnected, allowing for synchronization once the user is then reconnected to the Web. This enables the productive use of enterprise applications by mobile workers when they would otherwise be unable to interact with those applications.

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

     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through strategic alliances via our reseller channels. Since 2002, our direct sales force has accounted for a significant majority of our revenue. While we expect our indirect channels to grow, we expect our direct sales efforts will continue to generate most of our revenue for the foreseeable future.

Business Overview

     In the first three months of 2005, we accomplished our goals in terms of both revenue stability and expense reduction. Our total revenue remained consistent as compared to the first quarter of 2004, and increased 8% as compared to the fourth quarter of 2004. License revenue in the first quarter of 2005 increased 15% compared to both last year and the sequential quarter. This increase was partially offset by a 29% decrease in our professional services revenue compared to the fourth quarter of 2004, which reflected non-billable investments in customer projects made by the professional services organization during the first quarter. We accomplished stability in our overall revenue while significantly reducing our operating expenses, resulting in a significant reduction in our net loss for the quarter to $(0.01) per share, an improvement of $0.02 per share as compared to the first quarter of 2004.

     Our operating expenses in the first quarter of 2005 decreased approximately 51% from the first quarter of 2004, and 34% from the fourth quarter of 2004. This decrease was primarily due to the reduction in force implemented in the fourth quarter of 2004. We believe that our spending is now at an appropriate level and expect expense levels to remain fairly consistent in future periods.

Recent Events

     During the first quarter of 2005, we made progress toward improving our business and operating performance, which we believe better positions us to achieve bottom-line improvements and top-line growth. We continue to make progress on our sales and marketing execution and have made progress in identifying our qualified customer prospects, which we believe reflects the maturation of enterprise web applications and increasing awareness of the business benefits of mobility. Contributing to our first quarter of 2005 performance were sales to existing customers Pfizer and Fidelity Management in new areas of their operations. We believe these sales confirm the value these customers are deriving from our solutions. We also recognized $375,000 in revenue related to our October 2004 license and distribution agreement with F-Secure, revenue that we will continue to recognize through the remainder of 2005.

     In light of the decrease in our revenue during 2004, and in order to protect our cash reserves, we decided to restructure the company in October 2004. The focus of the restructuring was the reduction of management and administrative costs, and to a lesser extent, the reduction of our sales and marketing operation to a level consistent with our current sales level. Our product development, technical support and professional services operations experienced only modest reductions. We remain committed to our recently launched sales initiatives which focus on the ability to mobilize enterprise Web applications used by the revenue-critical field sales and field service organizations of our customers. We will also continue to remain actively engaged with IT organizations which are critical in evaluating and selecting the right technical solution for the enterprise, as well as ensuring a successful implementation and deployment. We intend to maintain our expense and cash management disciplines as we make prudent investments necessary to support our operations and pursue sales growth. Guiding our decision-making in these areas is our continued focus on the goal of achieving sustainable profitability.

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

     Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts

     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, accounts receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentration, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent.

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

     Review of Accrued Restructuring Costs

     We have made decisions to provide for certain costs associated with corporate restructurings we believed were required in order to align our cost structure with changing market conditions. Before a charge is executed, our executive management and Board of Directors approve the plan. Our restructuring plans executed in recent years resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions either change or do not materialize.

     In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 restructuring plan. During the third quarter of 2004, we determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, we recorded a charge of approximately $500,000 related to the termination of 19 employees throughout BackWeb, including our Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at March 31, 2005, there was an accrual of approximately $20,000 related to severance and other payments yet to be distributed.

Results of Operations

     The following table sets forth our results of operations for the three months ended March 31, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended
	March 31,	March 31,
	2005	2004
	Unaudited
Revenue:
License	46%	41%
Service	54	59

Total revenue	100	100

Cost of revenue:
License	—	1
Service	10	24

Total cost of revenue	10	25

Gross profit	90	75
Operating expenses:
Research and development	36	58
Sales and marketing	44	59
General and administrative	24	37

Total operating expenses	104	155

Loss from operations	(14)	(80)
Interest and other income, net	(1)	(4)
Write-down of an equity investment	—	—
Net loss	(15%)	(84)%

Revenue

Total revenue

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Total revenue	$1,657	$19	1%	$1,638
As a percentage of total revenue	100%	—	—	100%

     We derive revenue from license, maintenance, and consulting services for BackWeb OAS, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The increase in total revenue in the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to an increase in license revenue, which was partially offset by a decrease in services fees. We have limited visibility to forecast revenue and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.

     In the three months ended March 31, 2005, two customers accounted for approximately 23% and 20% of total revenue. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.

License revenue

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
License revenue	$767	$98	15%	$669
As a percentage of total revenue	46%	—	5%	41%

The increase in license revenue in the three months ended March 31, 2005 as compared to the same periods in 2004 was primarily due to a license sale of our OAS product made to a new division of an existing customer which accounted for approximately $300,000, or 39%, of license revenue for the three months ended March 31, 2005. Additionally, we recognized approximately $375,000, or 49% of license revenue, in the first quarter of 2005 from a sale of our Polite Sync Server product made to a customer in the fourth quarter of 2004. We will continue to recognize revenue related to this transaction throughout 2005.

Service revenue

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Service revenue	$890	($79)	(8%)	$969
As a percentage of total revenue	54%	—	(5%)	59%

     Service revenue, which includes maintenance and consulting services, decreased for the three months ended March 31, 2005 when compared to the same period in 2004 due to a decrease in consulting fees. The decrease was primarily related to non-billable investments in customer projects during the first quarter of 2005. This decrease was partially offset by an increase in maintenance services fees. The vast majority of our consulting revenue during the period was associated with our BackWeb OAS product.

     During the balance of 2005, we expect service revenue to grow commensurately with our license sales. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb OAS. Any increase in maintenance revenue from BackWeb OAS, however, is dependent upon an absolute dollar level increase in license revenue from that product, which may not occur. Further, while we expect consulting revenue to remain relatively flat over the balance of 2005, this too is dependent on increased licenses of our BackWeb OAS.

Cost of Revenue

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of revenue	$164	($253)	(61%)	$417
As a percentage of total revenue	10%	—	(15%)	25%

     Cost of revenue decreased both in absolute dollars and as a percentage of revenue during the three months ended March 31, 2005 as compared to the same period in 2004. This decrease was due to a decrease in the size of the service team performing maintenance and consulting work, as well as a reduction in the use of more senior consultants on our professional services engagements.

Cost of License Revenue

     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of license revenue	$5	($19)	(79%)	$24
As a percentage of license revenue	1%	—	(3%)	4%
As a percentage of total revenue	—	—	(1%)	1%

     Cost of license revenue decreased as a percentage of revenue during the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to a shift in our license revenue mix away from products with higher associated royalties, in addition to a reduction in the production costs associated with packaging and design work of the physical media of our product.

Cost of Service Revenue

     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of service revenue	$159	($234)	(60%)	$393
As a percentage of service revenue	18%	—	(24%)	41%
As a percentage of total revenue	10%	—	(14%)	24%

     Cost of service revenue decreased as a percentage of total revenue as well as in absolute dollars during the three months ended March 31, 2005 as compared to the same periods in 2004 primarily due to a reduction in services revenue, both on a percentage of revenue and absolute dollar basis, a reduction in total services personnel, and a reduction in the use of more senior consultants on our professional services engagements , which decreased the related cost of delivering the service revenue.

Operating Expenses

Research and Development

     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Research and development	$593	($378)	(39%)	$971
As a percentage of total revenue	36%	—	(23%)	59%

     The decrease in research and development expenses during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. In the latter portion of 2004, we significantly reduced our use of outside contractors and reduced headcount in our research and development department through attrition and personnel management.

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

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Sales and marketing	$725	($227)	(24%)	$952
As a percentage of total revenue	44%	—	(14%)	58%

     The decrease in sales and marketing expenses during the three months ended March 31, 2005 as compared to the same period in 2004 resulted primarily from a reduction in personnel related costs. This decrease was primarily due to the reduction in headcount as part of the reorganization we implemented in October 2004.

     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate, particularly in connection with our realigned sales strategy and personnel towards our focus on selling to line of business executives as opposed to our previous focus on IT organizations.

General and Administrative

     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful accounts receivable.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
General and administrative	$404	($205)	(34%)	$609
As a percentage of total revenue	24%	—	(13%)	37%

     The decrease in general and administrative expenses during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to a reduction in facilities costs and outside services expenses associated with our reorganization in October 2004. Additionally we have reduced the fees associated with third party consultants and replaced higher cost vendors with more cost-effective alternatives where possible.

Interest and Other Income (Expense), Net

     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2004
	(in thousands, except percentages)
Interest and other income (expense), net	($20)	($40)	67%	($60)
As a percentage of total revenue	(1%)	—	3%	(4)%

     The decrease in interest and other income (expense), net during the three months ended March 31, 2005 as compared to the same period in 2004 was primarily due to a reduction in bank service fees and fluctuations in foreign exchange rates.

Income Taxes

     There was no provision for income taxes because we have incurred operating losses. As of March 31, 2005, we had approximately $100.0 million of Israeli net operating loss carry forwards and $7.3 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2024. The Israeli net operating loss carry forwards have no expiration date.

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

Liquidity and Capital Resources

     As of March 31, 2005, we had approximately $10.1 million of cash, cash equivalents and short-term investments as compared to $10.3 million as of December 31, 2004.

     Net cash used in operating activities was approximately $386,000 and $1.1 million for the three months ended March 31, 2005 and 2004, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the ongoing effect of the restructuring that was implemented in October 2004, which resulted in significant headcount and other operational cost reductions combined with further reductions in subsequent periods. Cash provided by investing activities was approximately $97,000 and $225,000 for the three months ended March 31, 2005 and 2004, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities in the three months ended March 31, 2005 and 2004 was approximately $31,000 and $1.0 million respectively.. These amounts consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.

     In May, 2004, we entered into a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2005 provides for an automatic renewal unless cancelled by either party. The Company expects to renew this line. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we moved the $500,000 deposit related to our lease space in San Jose, California to a restriction under its line of credit. As a result, at March 31, 2005, we had unused borrowing capacity of $785,000 under the line of credit.

     As of March 31, 2005, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. As a result of the restructuring we implemented in October 2004, we believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, our business may not go as planned, and we may need to or we may elect to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or could even be obligated to further reduce our expenditures which could harm our business.

Contractual Obligations

     The following summarizes our contractual obligations which consisted solely of operating leases at March 31, 2005 (in thousands):

Payments Due by Period

2005	$683,000
2006	844,000
2007	65,000
2008	—
$1,592,000

Effective Corporate Tax Rates

     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, versus European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies are generally subject to corporate tax on their taxable income at a rate of 35% in the 2005 tax year, 32% in the 2006 tax year, and 30% in and after the 2007 tax year. However, as discussed below, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.

     All of these tax benefits are subject to various conditions and restrictions. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

     Since we have incurred tax losses through March 31, 2005, we have not yet used the tax benefits for which we are eligible.

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

Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $250,000 for the three months ended March 31, 2005, $5.1 million in the year ended December 31, 2004, $10.7 million in the year ended December 31, 2003, and $24.9 million for the year ended December 31, 2002. As of March 31, 2005, we had an accumulated deficit of approximately $144.0 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2005. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and our business will suffer.

Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. To date, we have not succeeded in generating significant revenue from licensing our OAS product, which has negatively impacted our operating results. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

We have restructured our company in October 2004, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.

In October 2004, we restructured our company in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. While the restructuring has reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, will depend upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. In addition, we reorganized our management team in connection with the restructuring, including changing our chief executive officer and chief financial officer. Our management team must work together effectively and in a timely manner in order for us to successfully execute our business strategy. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

     We have a limited operating history generally and an even more limited history operating our business in our current markets. We cannot be certain that our business strategy will be successful. We were incorporated on August 31, 1995, and did not begin generating revenue until December 1996. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. During 2004we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To date, we have only generated limited revenue from our new strategic focus, and we do not know if we will ever generate significant revenue from our new products. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly our OAS product, our business, operating results and financial conditions will suffer.

We are increasingly relying on our direct sales force, rather than strategic relationships, for revenue generation and this trend could negatively affect our revenues.

Until recently, we had expected revenue to be generated increasingly through or by our various strategic relationships and our business plans and budgets reflected such expectations. However, in the three months ended March 31, 2005 and in the year ended December 31, 2004, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic relationships will prove to be successful, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our strategic relationships, such as IBM and SAP, and potential resellers are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.

     Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $10.3 million as of December 31, 2004, and to $10.1 million as of March 31, 2005, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.

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

     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended March 31, 2005, we derived approximately 88% of our license revenue from sales to two existing customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, our revenue could suffer because of our customer concentration.

     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the three months ended March 31, 2005, two customers accounted for 43% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2004 and, for the three months ended March 31, 2005, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.

Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees. Additionally the economic environment in Israel and the US is improving, making it more challenging to retain our people. As a result of these factors, we have experienced an increased level of employee departures and our remaining personnel may seek other employment opportunities in the future.

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

     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003, 2004 and the first quarter of 2005, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

We may experience difficulties managing our operations and geographic dispersion.

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

     Revenue from customers outside the United States represented approximately $550,000, or 34% of our total revenue, for the three months ended March 31, 2005, and $960,000, or 18% of our total revenue, for the year ended December 31, 2004. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past and was in the process of being extended at March 31, 2005. The expiration date may be extended by ministerial decision until June 30, 2005, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after June 30, 2005 or that the benefits will be continued in the future at their current levels or at any level.

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

     In order to remain eligible to be quoted on the Nasdaq SmallCap Market, we must remain in compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At March 31, 2005, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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

     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of March 31, 2005. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Foreign Currency Exchange Rate Risk

     We hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy. At March 31, 2005, we had no forward contracts in place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Changes of Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

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

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ KEN HOLMES

Ken Holmes
Date: May 13, 2005		Vice President, Finance
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