Form 10-Q
period 2005-06-30
BACKWEB TECHNOLOGIES LTD
filed 2005-08-15
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 40,993,109 Ordinary Shares outstanding as of August 1, 2005.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,914	$5,213
Short-term investments	6,179	5,107
Trade accounts receivable, net	1,218	1,677
Other accounts receivable and prepaid expenses	178	378

Total current assets	10,489	12,375
Deposits	32	26
Property and equipment, net	210	154

Total assets	$10,731	$12,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161	$175
Accrued liabilities	1,397	1,710
Deferred revenue	1,615	2,671

Total current liabilities	3,173	4,556
Long-term liabilities	33	60
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	151,701	151,645
Accumulated other comprehensive income	(8)	(19)
Accumulated deficit	(144,168)	(143,687)

Total shareholders’ equity	7,525	7,939

Total liabilities and shareholders’ equity	$10,731	$12,555

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Unaudited)		(Unaudited)
Revenue:
License	$859	$250	$1,626	$919
Service and maintenance	859	897	1,749	1,866

Total revenue	1,718	1,147	3,375	2,785
Cost of revenue:
License	7	16	13	41
Service	193	221	351	613

Total cost of revenue	200	237	364	654

Gross profit	1,518	910	3,011	2,131
Operating expenses:
Research and development	547	838	1,140	1,809
Sales and marketing	805	1,085	1,530	2,037
General and administrative	446	635	850	1,244
Restructuring credit	—	(184)	—	(184)

Total operating expenses	1,798	2,374	3,520	4,906

Loss from operations	(280)	(1,464)	(509)	(2,775)

Finance and other income, net	47	141	27	81
Write-down of an equity investment	—	—	—	—

Net loss	$(233)	$(1,323)	$(482)	$(2,694)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.07)

Weighted average number of shares used in computing basic and diluted net loss per share	40,993	40,705	40,923	40,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
	Unaudited
Operating Activities
Net loss	$(482)	$(2,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(70)	(222)

Changes in operating assets and liabilities:
Trade accounts receivable	459	1,020
Other receivables, prepaid expenses, and other long-term assets	194	163
Accounts payable and accrued liabilities	(327)	(1,221)
Deferred revenue	(1,083)	(106)

Net cash used in operating activities	(1,309)	(3,060)

Investing Activities
Disposals / (purchases) of property and equipment	17	363
Purchases / (sales) of short-term investments	(1,072)	1,289

Net cash provided by / (used for) investing activities	(1,055)	1,652

Financing Activities
Proceeds from issuance of ordinary shares, net	65	114

Net cash provided by financing activities	65	114

Net decrease in cash and cash equivalents	(2,299)	(1,294)
Cash and cash equivalents at beginning of the period	5,213	4,026

Cash and cash equivalents at end of the period	$2,914	$2,732

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
     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated upon consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2005 or any future interim period.
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
     Net Loss Per Share —Basic net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the earnings per share calculation because they would be considered anti-dilutive was 6,196,416 and 6,686,473 at June 30, 2005 and 2004, respectively.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss	$(233)	$(1,323)	$(482)	$(2,694)

Basic and diluted:
Weighted-average shares	40,993	40,705	40,923	40,669
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	40,993	40,705	40,923	40,669

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.07)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss	$(233)	$(1,323)	$(482)	$(2,694)
Change in net unrealized loss on investments	6	(15)	(8)	(41)
Change in unrealized gain on forward contracts	—	30	—	4

Total comprehensive loss	$(227)	$(1,308)	$(490)	$(2,731)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Six Months Ended
	June 30,	June 30,
Stock Options	2005	2004
Risk-free interest rates	3.7%	3.8%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	66%	95%

	Six Months Ended
	June 30,	June 30,
Stock Purchase Shares	2005	2004
Risk-free interest rates	3.7%	3.8%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	66%	95%
Pro forma information under SFAS 123 is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss as reported	$(233)	$(1,323)	$(482)	$(2,694)
Stock based compensation expense reported in net loss	—	—	—	—
Stock based compensation expense determined under the fair value method	(115)	(325)	(271)	(697)

Pro forma net loss	$(348)	$(1,648)	$(753)	$(3,391)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(0.03)	$(0.01)	$(0.07)

Basic and diluted — pro forma	$(0.01)	$(0.04)	$(0.02)	$(0.08)

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require us to expense SBP awards with compensation cost for SBP transactions measured at fair value. Although we are in the process of evaluating the impact of applying the various provisions of SFAS 123R, we expect that this statement will have a material impact on our financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R until the first interim period beginning after June 15, 2005.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entities status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We are currently in the process of assessing the impact of this guidance.
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
Line of Credit
As of June 30, 2005, the Company had a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2006 and provides for an automatic renewal unless cancelled by either party. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California to a restriction under its line of credit. As a result, at June 30, 2005, the Company had unused borrowing capacity of $941,000 under this line of credit.
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
     During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at June 30, 2005, there was an accrual of approximately $20,000 related to severance and other payments yet to be distributed.

     The following table summarizes the costs and activities related to the 2002 and 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total
Total charge — 2002 restructuring	1,600	3,100	4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	(1,100)	(1,400)
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Change in estimate — 2002 restructuring	—	(300)	(300)
Cash payments — 2002 restructuring	—	(200)	(200)

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

Total charge — 2004 restructuring	20	—	20
Cash payments — 2004 restructuring	(100)	—	(100)
Balance at March 31, 2005	$20	$—	$20

Total charge — 2004 restructuring	20	—	20
Cash payments — 2004 restructuring	—	—	—
Balance at June 30, 2005	$20	$—	$20

Note 4. Segments and Geographic Information
BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel are primarily related to research and development, and also include sales. Operations in North America and Europe include sales and marketing, and administration. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Revenue:
North America	$1,193	$935	$2,703	$2,124
Israel	1	28	2	63
Europe	524	183	670	598

	$1,718	$1,147	$3,375	$2,785

	June 30,	December 31,
	2005	2004
	Unaudited
Total assets:
North America	$2,065	$3,727
Israel	8,472	8,230
Other	194	559

	$10,731	$12,556

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for approximately $375,000, or 22% of our total revenue, in the three months ended June 30, 2005. One customer accounted for approximately $750,000, or 22% of our total revenue, and another customer accounted for approximately $449,000, or 13% of total revenue, in the six months ended June 30, 2005.
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
Note 6. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	June 30,
	2005			2004
						Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Commercial paper	—	—	—	$996	$3	$999
Certificates of deposit	$1,360	$(51)	$1,309	3,748	(67)	3,681
Totals	$1,360	$(51)	$1,309	$4,744	$(64)	$4,680
     At June 30, 2005, the total amounts of investments due within one year and due after one year were $4.8 million and $1.3 million, respectively.
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

Second Quarter and First Half of 2005 Business Overview
     Overall in the second quarter of 2005, we achieved our near-term goal of growing our customer base while controlling expenses. While selling technology products remains a challenge in the current market, we have experienced increased demand for our products. Our second quarter license revenue, which we believe is an important indicator of our market, was the highest in approximately two years, and the second highest quarterly license revenue production over three years. During the second quarter of 2005 we added 5 new customers, which we view as a positive sign for our products. In addition, we recognized approximately $375,000 of license revenue related to a significant contract that we entered into in 2004 that will be recognized through calendar 2005. This increase in license revenue in conjunction with the cost reduction actions taken in the second half of 2004 has brought us closer to our goal of profitability. Our total revenue increased 50% in the second quarter of 2005 compared with the second quarter of 2004, as well as 21% for the six months ended June 30, 2005 as compared to the same period last year. The primary driver behind our increase in revenue during these periods was an increase in our license revenue. License revenue in the second quarter of 2005 increased 244% and 12% compared to last year and the sequential quarter, respectively. We did see a decrease in our professional services revenue compared to both the sequential and year-ago quarter, which is related to a decrease in headcount in the professional services team.
     Our operating expenses in the second quarter of 2005 declined approximately 24% from the second quarter of 2004 and declined 4% from the first quarter of 2005. As a result, we were able to reduce our net loss per share in the second quarter of 2005 by $0.02 compared to the same quarter last year and $0.06 per share for the first six months of 2005 as compared to the same period in 2004. Net loss per share in the second quarter of 2005 remained approximately flat from the first quarter of 2005.
     During 2004, based upon our experiences with and feedback from our customers, we initiated a new sales and marketing focus which placed heightened emphasis on business value selling. Accordingly, we now devote more of our sales efforts to emphasizing how our products can provide greater business value and return on investment to managers who are accountable for the productivity of field sales, services, consulting, and other revenue-related, customer-facing teams. We also continue to remain actively engaged with IT organizations which are critical in evaluating and selecting the right technical solution for the enterprise, as well as ensuring a successful implementation and deployment. We believe this change within our sales execution model has improved our ability to acquire new customers.
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
     Review of Accrued Restructuring Costs

     We have made decisions to provide for certain costs associated with corporate restructurings we believed were required in order to align our cost structure with changing market conditions. Before a charge is executed, our executive management and Board of Directors approve the plan. Our restructuring plans executed in 2002 and 2004 resulted in a reduction in headcount and the consolidation of facilities through the closing of excess field offices. Our restructuring charges included accruals for the estimated loss on facilities that we either subleased or substantially restructured the lease arrangements with our landlords. We reassess this liability each period based on market conditions. Revisions to our estimates of this liability could materially impact our operating results and financial position in future periods if anticipated events and key assumptions either change or do not materialize.
     In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 restructuring plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. Net restructuring charges remaining in the accrual at June 30, 2005 were approximately $20,000. We expect the remaining restructuring accrual to be substantially utilized through August 2005.
Results of Operations
     The following table sets forth our results of operations for the three and six months ended June 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Revenue:
Licenses	50%	22%	48%	33%
Service	50	78	52	67

Total revenue	100	100	100	100

Cost of revenue:
Licenses	1	2	1	1
Service	11	19	10	22

Total cost of revenue	12	21	11	23

Gross profit	88	79	89	77
Operating expenses:
Research and development	32	73	34	65
Sales and marketing	47	95	45	73
General and administrative	26	55	25	45
Restructuring charge	—	(16)	—	(7)

Total operating expenses	105	207	104	176
Loss from operations	(17)	(128)	(15)	(100)
Interest and other income, net	3	12	1	3
Write-down of an equity investment	—	—	—	—
Net loss	(14%)	(116%)	(14)%	(97)%

Revenue
Total revenue

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Total revenue	$1,718	$571	49.7%	$1,147
As a percentage of total revenue	100.0%	—	—	100.0%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Total revenue	$3,375	$590	21.2%	$2,785
As a percentage of total revenue	100.0%	—	—	100.0%
     We derive revenue from license, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The increase in total revenue in the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to an increase in license revenue. These increases were offset, in part, by slight decreases in maintenance services and consulting fees. We have limited visibility to forecast revenue for the second half of 2005 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     One customer accounted for approximately $375,000, or 22% of our total revenue in the three months ended June 30, 2005 related to an agreement that we entered into during the fourth quarter of fiscal 2004. One customer accounted for approximately $750,000, or 22% of our total revenue, and another customer accounted for approximately $449,000, or 13% of our total revenue, in the six months ended June 30, 2005. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
License revenue

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
License revenue	$859	$609	243.6%	$250
As a percentage of total revenue	50.0%	—	28.2%	21.8%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
License revenue	$1,626	$707	76.9%	$919
As a percentage of total revenue	48.2%	—	15.2%	33.0%
     The increase in license revenue in the three and six months ended June 30, 2005 as compared to the same periods in 2004 were primarily due to an increase in the number of license deals closed and stability within the sales team. During 2004 we implemented a significant reorganization within the sales force including several members of our direct sales team as well as senior management. We believe this transition of both personnel and sales strategy during the first six months of 2004 contributed to a decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel throughout 2004. We believe the stability of the current sales team has led to increased performance in our sales effort. A license sale to an existing customer during the fourth quarter of fiscal 2004 accounted for approximately $375,000, or 44%, of license revenue for the three months ended June 30, 2005 and approximately 750,000, or 46%, of license revenue for the six months ended June 30, 2005. A license sale to a new customer accounted for $449,000, or 28% of license revenue, for the six months ended June 30, 2005.

Service revenue

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Service revenue	$859	($38)	(4.2%)	$897
As a percentage of total revenue	50.0%	—	(28.2%)	78.2%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Service revenue	$1,749	($117)	(6.3%)	$1,866
As a percentage of total revenue	51.8%	—	(15.2%)	67.0%
     Service revenue, which includes maintenance and consulting services, decreased for the three and six months ended June 30, 2005 when compared to the same periods in 2004 due to a decrease in consulting fees of approximately $57,000 in both periods and a decrease in maintenance services fees of approximately $61,000 in the three and six month periods, respectively. The decrease in both periods was primarily related to a decrease in headcount in the professional services team. The decrease in service revenue for the three months ended June 30, 2005 was partially offset by a $20,000 increase in maintenance services fees. The vast majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product.
     During the balance of 2005, we expect service revenue to increase as we add additional headcount that will increase our service capacity. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur. Further, while we expect consulting revenue to gradually increase over the balance of 2005, this too is largely dependent on increased licenses of our BackWeb Offline Access Server.
Cost of Revenue

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of revenue	$200	($37)	(15.6%)	$237
As a percentage of total revenue	11.6%	—	(9.1%)	20.7%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of revenue	$364	($290)	(44.3%)	$654
As a percentage of total revenue	10.8%	—	(12.7%)	23.5%
     Cost of revenue decreased as a percentage of revenue during the three and six-months ended June 30, 2005 as compared to the same period in the prior year primarily due to higher professional services costs in 2004 including the use of more senior consultants on our professional services engagements in the first quarter of 2004, which has a higher cost of revenue than license revenue.

Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of license revenue	$7	($9)	(56.3)%	$16
As a percentage of license revenue	0.8%	—	(5.6)%	6.4%
As a percentage of total revenue	0.4%	—	(1.4)%	1.4%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of license revenue	$13	($28)	(68.3)%	$41
As a percentage of license revenue	0.7%	—	(3.8)%	4.5%
As a percentage of total revenue	0.4%	—	(1.1)%	1.5%
     Cost of license revenue decreased as a percentage of revenue during the three and six months ended June 30, 2005 as compared to the same period in 2004 due to a shift in our license revenue mix away from products with higher associated royalties and a reduction in the production costs associated with packaging and design work of the physical media of our products.
     We expect our cost of license revenue as a percentage of license revenue to remain relatively consistent in the second half of 2005.
Cost of Service Revenue
     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

		Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of service revenue	$193	($28)	(12.7%)	$221
As a percentage of service revenue	22.5%	—	(2.1%)	24.6%
As a percentage of total revenue	11.2%	—	(8.1%)	19.3%

		Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of service revenue	$351	$262	(42.7%)	$613
As a percentage of service revenue	20.1%	—	8.1%	32.9%
As a percentage of total revenue	10.4%	—	(1.5%)	22.0%

     Cost of service revenue decreased during the three months ended June 30, 2005 as compared to the same period in 2004 primarily due to a reduction in costs within the services organization through reductions in services personnel. Cost of service revenue decreased during the first six months of 2005 as compared to the same period in 2004 primarily due to the use of more senior consultants on our professional services engagements in the first quarter of 2004, which increased the related cost of delivering the service revenue.
     We expect the cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during the second half of 2005.
Operating Expenses
Research and Development
     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Research and development	$547	($291)	(34.7)%	$838
As a percentage of total revenue	31.8%	—	(41.3)%	73.1%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Research and development	$1,140	($669)	(37.0)%	$1,809
As a percentage of total revenue	33.8%	—	31.2%	65.0%
     The decrease in research and development expenses during the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2004, we reduced our use of outside contractors and reduced headcount in our research and development department through attrition and personnel management, whichreduced payroll and related expenses. Additionally, during the second quarter of 2005 we received funding from an Israeli government sponsored development program which offsets new research and development costs, and will be repaid if and when the related project that is being funded is offered commercially. This funding reduced research and development expenses for the three and six month periods ended June 30, 2005 by $28,000 and $82,000, respectively.
     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain fairly consistent during the second half of 2005.

Sales and Marketing
     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Sales and marketing	$805	($280)	(25.8)%	$1,085
As a percentage of total revenue	46.9%	—	(47.7)%	94.6%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Sales and marketing	$1,530	($507)	(24.9)%	$2,037
As a percentage of total revenue	45.3%	—	(27.8)%	73.1%
     The decrease in sales and marketing expenses during the three and six months ended June 30, 2005 as compared to the same periods in 2004 resulted from a reduction in personnel related costs. During 2004, we reorganized our sales and marketing teams, including significant changes within senior management and field sales operations. We continue to seek ways to reduce our fixed costs, such as the closing of non-strategic field sales offices.
     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be more than offset by increased personnel expenses and, thus, we expect sales and marketing expenses will increase during the second half of 2005.
General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
General and administrative	$446	($189)	(29.8)%	$635
As a percentage of total revenue	26.0%	—	(29.4)%	55.4%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
General and administrative	$850	($394)	(31.7)%	$1,244
As a percentage of total revenue	25.2%	—	(19.5)%	44.7%
     The decrease in general and administrative expenses during the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to a reduction in outside services expenses and personnel costs associated with our reorganization in October 2004. Additionally we have reduced the fees associated with third party consultants and substituted higher cost vendors with more cost-effective alternatives where possible.
     We expect general and administrative expenses will decrease on an absolute basis during the second half of 2005 due to a continued focus on cost reduction programs.

Restructuring Charge

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Restructuring charge	—	$184	n/a	($184)
As a percentage of total revenue	—	—	(16.0%)	(16.0%)

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Restructuring charge	—	($184)	n/a	$184
As a percentage of total revenue	—	—	(6.6%)	6.6%
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

	Three months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Interest and other income (expense), net	$47	($94)	(66.6%)	$141
As a percentage of total revenue	2.7%	—	(9.6%)	12.3%

	Six months ended,
	June 30,	Change		June 30,
	2005	$	%	2004
	(in thousands, except percentages)
Interest and other income (expense), net	$27	($54)	(66.6%)	$81
As a percentage of total revenue	0.8%	—	(2.1%)	2.9%
     The decrease in interest and other income (expense), net during the three and six months ended June 30, 2005 as compared to the same periods in 2004 was primarily due to a lack of foreign exchange gains during the second quarter of 2005 that we recognized in the same period in 2004. This decrease was also related to a decrease in interest income resulting from utilization of our cash, cash equivalents and short-term investments due to our operating losses. We expect interest and other income (expense), net to decrease gradually during the second half of 2005 as we expect we will continue to use cash during 2005 and, as a result, earn less investment and interest income.
Income Taxes
     There was no provision for income taxes because we have incurred operating losses. As of June 30, 2005, we had approximately $100.0 million of Israeli net operating loss carry forwards and $7.0 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.
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

Liquidity and Capital Resources
     As of June 30, 2005, we had approximately $9.1 million of cash, cash equivalents and short-term investments as compared to $10.3 million as of December 31, 2004.
     Net cash used in operating activities was approximately $1.3 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the ongoing effect of the restructuring that was implemented in the fourth quarter of 2004, which resulted in significant headcount and other operational cost reductions. Cash used by investing activities was approximately $1.1 million for the six months ended June 30, 2005 and cash provided by investing activities was approximately $1.7 million for the six months ended June 30, 2004. The cash used by investing activities consisted of an increase in our invested funds during the second quarter of 2005, and the cash provided by investing in 2004 consisted of the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was approximately $65,000 and $114,000 for the six months ended June 30, 2005 and 2004, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     As of June 30, 2005, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, our business may not go as planned, and we may need to raise additional funds prior to the expiration of this period, or we may elect to raise additional funds prior to the expiration of this period if we believe such funds will help achieve strategic goals. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Contractual Obligations
     The following summarizes our contractual obligations at June 30, 2005 (in thousands):
Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$1,364	$911	$453	$—

Total Contractual Commitments	$1,364	$911	$453	$—

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
     Since we have incurred tax losses through June 30, 2005, we have not yet used the tax benefits for which we are eligible.
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
Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $482,000 for the six months ended June 30, 2005, $5.1 million in the year ended December 31, 2004, $10.7 million in the year ended December 31, 2003, and $24.9 million for the year ended December 31, 2002. As of June 30, 2005, we had an accumulated deficit of approximately $144.0 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2005. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.
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

We restructured our company in October 2004, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.
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
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the six months ended June 30, 2005, we derived approximately 36% of our license revenue from sales to two customers, of which approximately 46% was due to a license sale made in December 2004. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.
The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and our results of operations.
     Despite signs of improvement, general economic indicators suggest continued uncertain economic conditions for the near future. Weak or uncertain economic conditions may continue to cause a reduction in or irregular information technology spending generally. In addition, some of our customers continue to operate Internet-centric businesses, and these companies have been more acutely affected by uncertain economic conditions and have encountered significant difficulties in raising additional capital. If our customers experience financial difficulties, it could have an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to changing conditions in a timely manner, which could adversely impact our business and results of operations and cause the price of our Ordinary Shares to decline.

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
Until recently, we had expected revenue to be generated increasingly through or by our various strategic relationships and our business plans and budgets reflected such expectations. However, in the six months ended June 30, 2005 and in the year ended December 31, 2004, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic relationships will prove to be successful, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our strategic relationships, such as IBM and SAP, and potential resellers are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.
If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.
     Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $10.3 million as of December 31, 2004, and to $9.1 million as of June 30, 2005, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
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
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the six months ended June 30, 2005, two customers accounted for 36% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2004 and, for the six months ended June 30, 2005, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.
Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, the current trading levels of our common stock have decreased the value of many of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees. Additionally the economic environment in Israel and the US is improving, making it more challenging to retain our people. As a result of these factors, we have experienced an increased level of employee departures and our remaining personnel may seek other employment opportunities in the future.
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
     Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as wireless, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, pose a competitive challenge. While we believe there is potential to leverage the wireless market, there is significant risk that widespread adoption of wireless connectivity can harm our future sales and we have no assurance that we will be able to mitigate the impact that wireless networks might have nor develop products that effectively compete in that space. In addition, other companies, including some of our partners, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.
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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In 2003, 2004 and the first six months of 2005, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
     As a result of the restructuring plans we announced on September 30, 2002, we ceased commercial operations of the following subsidiaries: BackWeb Technologies B.V., BackWeb Technologies (U.K.) Ltd., BackWeb Technologies S.a.r.l.,

BackWeb Technologies A.B., BackWeb Canada Inc., and BackWeb K.K. Ltd. We decided to liquidate these companies in order to further streamline our operations and to simplify our legal entity structure. We cannot assure you that we will not have any termination liability issues with the appropriate tax authorities in each jurisdiction. If such termination liability issues were to arise and we did not prevail, we might be required to pay significant taxes and penalties, which could adversely affect our cash balances and results of operations.
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
     Revenue from customers outside the United States represented approximately $1.1 million, or 32% of our total revenue, for the six months ended June 30, 2005, and $960,000, or 18% of our total revenue, for the year ended December 31, 2004. Our international operations will continue to be subject to a number of risks, including, but not limited to:
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
In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which will require beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. We have not yet begun the process of documenting our controls and testing their effectiveness and we do not have any experience in doing so. As a result, we cannot assure you that we will be successful in these efforts, and our independent registered public accounting firm may not reach a favorable conclusion under Section 404. If this were to occur, investor confidence in us could be adversely affected and our results of operations could be adversely affected as we seek to address any shortcomings, and as a result our stock price could decline.
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
     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past and was in the process of being extended at June 30, 2005. The expiration date may be extended by ministerial decision until December 31, 2005, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after December 31, 2005 or that the benefits will be continued in the future at their current levels or at any level.
Israeli regulations may limit our ability to engage in research and development and export our products.
     Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 31, 2006. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.
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
The tax reform in Israel may reduce our tax benefit, which might adversely affect our profitability.
     On January 1, 2003, a comprehensive tax reform took effect in Israel. We have performed an analysis of the likely implications of the tax reform legislation on our results of operations. Our evaluation concluded that the impact of the tax reform on both our corporate and income tax framework would not have a material effect on our results and operations. This evaluation was based, in part, on the assumptions that we would not expand beyond the countries in which we already operate and that we would remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.
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
     In order to remain eligible to be quoted on the Nasdaq SmallCap Market, we must remain in compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At June 30, 2005, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.
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
     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 28% of our outstanding Ordinary Shares as of June 30, 2005. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.
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
Foreign Currency Exchange Rate Risk
     When our expenditures are significant enough to warrant a hedging strategy, we hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy. At June 30, 2005, we had no forward contracts in place.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Vice President, Finance have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.
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
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Changes of Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2005.
Item 5. Other Information
     None.
     Item 6. Exhibits
     The following exhibits are filed herewith.

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance, dated August 12, 2005*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ KEN HOLMES

Ken Holmes
Date: August 15, 2005		Vice President, Finance
(Mr. Holmes is the Principal Financial Officer and has been
duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance, dated August 12, 2005*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.