Form 10-Q
period 2005-09-30
BACKWEB TECHNOLOGIES LTD
filed 2005-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to
Commission File Number 000-26241
BackWeb Technologies Ltd.
(Exact Name of Registrant as Specified in its Charter)

Israel	51-2198508
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

10 Ha’amal Street, Park Afek, RoshHa’ayin, Israel	48092
(Address of Principal Executive	(Zip Code)
Offices)
(972) 3-6118800
(Registrant’s Telephone Number, Including Area Code)
3 Abba Hillel Street, Ramat Gan, Israel
(Former Address, if Changed Since Last Report
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 41,125,540 Ordinary Shares outstanding as of November 1, 2005.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,385	$5,213
Short-term investments	6,232	5,107
Trade accounts receivable, net	1,145	1,677
Other accounts receivable and prepaid expenses	298	378

Total current assets	10,060	12,375

Deposits	33	26
Property and equipment, net	206	154

Total assets	$10,299	$12,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$175
Accrued liabilities	1,611	1,710
Deferred revenue	1,120	2,672

Total current liabilities	2,900	4,557
Long-term liabilities	21	60
Commitments and contingencies (Note 2) Shareholders’ equity:
Ordinary Shares	151,757	151,644
Accumulated other comprehensive income/(loss)	(3)	(19)
Accumulated deficit	(144,376)	(143,687)

Total shareholders’ equity	7,378	7,938

Total liabilities and shareholders’ equity	$10,299	$12,555

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)		(Unaudited)
Revenue:
License	$942	$124	$2,569	$1,043
Service and maintenance	840	1,057	2,589	2,923

Total revenue	1,782	1,181	5,158	3,966
Cost of revenue:
License	14	12	27	53
Service	183	348	533	960

Total cost of revenue	197	360	560	1,013

Gross profit	1,585	821	4,598	2,953
Operating expenses:
Research and development	530	768	1,670	2,527
Sales and marketing	787	1,236	2,317	3,273
General and administrative	531	505	1,465	1,799
Restructuring credit	(20)	(82)	(105)	(266)

Total operating expenses	1,828	2,427	5,347	7,334

Loss from operations	(243)	(1,606)	(749)	(4,381)

Finance and other income, net	35	69	61	149

Net loss	$(208)	$(1,537)	$(688)	$(4,232)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.10)

Weighted average number of shares used in computing basic and diluted net loss per share	41,036	40,807	40,971	41,101

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	Unaudited
Operating Activities
Net loss	$(688)	$(4,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	(41)	223
Changes in operating assets and liabilities:
Gain on disposal of assets, net	—	(6)
Trade accounts receivable	532	1,033
Other receivables, prepaid expenses, and other long-term assets	73	685
Accounts payable and accrued liabilities	(105)	(7,766)
Deferred revenue	(1,591)	(313)

Net cash used in operating activities	(1,820)	(4,376)

Investing Activities
Purchases of property and equipment	(12)	(71)

Purchases / (sales) of short-term investments	(1,125)	2,702

Net cash provided by / (used for) investing activities	(1,137)	2,631

Financing Activities
Proceeds from issuance of ordinary shares, net	129	99

Net cash provided by financing activities	129	99

Net decrease in cash and cash equivalents	(2,828)	(1,646)

Cash and cash equivalents at beginning of the period	5,213	4,026

Cash and cash equivalents at end of the period	$2,385	$2,380

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
     Net Loss Per Share —Basic net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the net loss per share calculation because they would be considered anti-dilutive was 5,979,615 and 6,584,394 at September 30, 2005 and 2004, respectively.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss	$(208)	$(1,537)	$(688)	$(4,232)

Basic and diluted:
Weighted-average shares	41,036	40,807	40,917	41,101
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	41,036	40,807	40,917	41,101

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.10)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss	$(208)	$(1,537)	$(688)	$(4,232)
Change in net unrealized loss on investments	5	13	16	(19)
Change in unrealized gain on forward contracts	—	—	—	—

Total comprehensive loss	$(203)	$(1,524)	$(672)	$(4,251)

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

     The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 and the following assumptions:

	Nine Months Ended
	September 30,	September 30,
Stock Options	2005	2004
Risk-free interest rates	4.2%	3.3%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	56%	79%

	Nine Months Ended
	September 30,	September 30,
Stock Purchase Shares	2005	2004
Risk-free interest rates	4.2%	3.3%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	56%	79%
Pro forma information under SFAS 123 is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Net loss as reported	$(208)	$(1,537)	$(688)	$(4,232)
Stock based compensation expense reported in net loss	—	—	—	—
Stock based compensation expense determined under the fair value method	(207)	(304)	(491)	(993)

Pro forma net loss	$(415)	$(1,841)	$(1,179)	$(5,225)

Net loss per share:
Basic and diluted — as reported	$(0.01)	$(0.04)	$(0.02)	$(0.10)

Basic and diluted — pro forma	$(0.01)	$(0.05)	$(0.03)	$(0.13)

In December 2004, FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under certain employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. Although the Company is in the process of evaluating the impact of applying the various provisions of SFAS 123R, the Company expects that this statement will have a material impact on its financial statements. On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS 123R until the first interim period beginning after June 15, 2005.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 provides guidance related to SBP transactions with non-employees, the transition from nonpublic to public entities status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation costs related to SBP arrangements, the accounting for income tax effects of SBP arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS 123R. The Company is currently in the process of assessing the impact of this guidance.
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
     A proposal has been made for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the court. The Company has agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.
     If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if the Company ultimately prevails. In the event there were an adverse outcome, the Company’s business could be harmed. Thus, the Company cannot assure you that this lawsuit will not materially and adversely affect its business, results of operations, or the price of its Ordinary Shares.
     Additionally, we were named in a judgment during September 2005 for approximately $500,000 related to a claim against our dormant French subsidiary. The judgment is related to a dispute between a former French distributor of ours and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $250,000, or approximately one-half of the total judgment against us and the former distributor, in the September 2005 quarter.
     From time to time, the Company is involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.
Significant Risks
     Due to uncertainties in the technology market in particular and the economy in general, the Company has limited visibility to forecast future revenues. While the Company believes there is a market for its products, this lack of revenue visibility exposes the Company to risk should it not be able to adjust its expenditures to mitigate unfavorable trends in its revenue.
Line of Credit
     As of September 30, 2005, the Company had a $1.5 million line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of May 21, 2006 and provides for an automatic renewal unless cancelled by either party. The line of credit provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California to a restriction under its line of credit. Based on the formula for available use of the line and the lease deposit on the line of credit, at September 30, 2005, the Company had unused borrowing capacity of approximately $470,000 under this line of credit. No balance was outstanding on the line of credit at September 30, 2005.
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
     During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at September 30, 2005, all amounts related to severance and other payments had been distributed.
     The following table summarizes the costs and activities related to the 2002 and 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total
Total charge — 2002 restructuring	1,600	3,100	4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	1,100	1,400
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Change in estimate — 2002 restructuring	—	(300)	(300)
Cash payments — 2002 restructuring	—	(200)	(200)

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

Total charge — 2004 restructuring	20	—	20
Cash payments — 2004 restructuring	(100)	—	(100)
Balance at March 31, 2005	$20	$—	$20

Total charge — 2004 restructuring	20	—	20
Cash payments — 2004 restructuring	—	—	—
Balance at June 30, 2005	$20	$—	$20

Total charge — 2004 restructuring	20	—	20
Change in estimate — 2004 restructuring	(20)	—	(20)
Balance at September 30, 2005	$—	$—	$—

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Revenue:
North America	$1,651	$1,006	$4,733	$3,130
Israel	—	28	2	91
Europe	131	147	423	744

	$1,782	$1,181	$5,158	$3,966

	September 30,	December 31,
	2005	2004
	Unaudited
Total assets:
North America	$1,954	$3,727
Israel	8,106	8,269
Other	239	559

	$10,299	$12,555

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for approximately $375,000, or 21% of our total revenue, another customer accounted for approximately $275,000, or 15% of our total revenue, and another customer accounted for approximately $250,000, or 14% of our total revenue in the three months ended September 30, 2005. One customer accounted for approximately $750,000, or 22% of our total revenue, and another customer accounted for approximately $650,000, or 13% of total revenue, in the nine months ended September 30, 2005. One customer accounted for $648,000, or 16%, another accounted for 383,000, or 10%, and another customer accounted for 411,000, or 10% of our total revenue, in the nine months ended September 30, 2004. No customer accounted for more than 10% of our revenue in the three months ended September 30, 2004.

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
Note 6. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	September 30,
	2005			2004
						Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Money market	$5,655	—	$5,655	$4,430	$ —	$4,430
Commercial paper	—	—	—	—	—	—
Certificates of deposit	$ 572	$(18)	$554	3,299	(19)	3,145
Totals	$6,227	$(18)	$6,209	$7,729	$(19)	$7,775
     At September 30, 2005, the total amounts of investments due within one year and due after one year were $5.6 million and $600,000, respectively.
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
Third Quarter and First Nine Months of 2005 Business Overview
     We focused on two primary objectives in the third quarter of 2005; continuing to grow revenue while containing expenses as we strive towards profitability, and beginning the process of recruiting members for our management team as well as key positions within our sales and marketing department for our planned growth. While selling technology products continues to be a challenge in the current market, we continue to see demand for our products. Our third quarter license revenue, which we believe is an important indicator of our market, was the highest in twelve quarters. The third quarter was marked by expansion into new areas within key customers and market verticals as existing customers leveraged their investment in our products to new divisions and/or applications uses. In addition, we recognized approximately $375,000 of license revenue related to a significant contract that we entered into in 2004 that will be recognized through calendar 2005, and thereafter we will not recognize any license revenue from this contract. This increase in license revenue in conjunction with the cost reduction actions taken in the second half of 2004 has brought us closer to our goal of profitability. Our total revenue increased more than 50% in the third quarter of 2005 compared with the third quarter of 2004, as well as more than 30% for the nine months ended September 30, 2005 as compared to the same period last year. The primary driver behind our increase in revenue during these periods was an increase in our license revenue. License revenue in the third quarter of 2005 increased more than 600% compared to last year in the same period. We did see a decrease in our professional services revenue compared to the year-ago quarter, which is related to a decrease in headcount in the professional services team. Our operating expenses in the third quarter of 2005 declined approximately 25% from the third quarter of 2004, and our operating expenses in the first nine months of 2005 declined approximately 27% from the first nine months of 2004. As a result, we were able to reduce our net loss per share in the third quarter of 2005 by $0.03 compared to the same quarter last year and $0.08 per share for the first nine months of 2005 as compared to the same period in 2004.
     During the third quarter of 2005, we hired two key executives, a Vice President of Sales and Marketing as well as a Vice President of Business Development and Professional Services. They both bring extensive experience and expertise to their roles and share our vision for BackWeb’s long term potential. We believe that these hires will help us in our efforts to grow our partner-related revenue, provide our customers and partners with high levels of support and expand our sales and marketing programs for our planned growth.
     As we have neared our goal of profitability, we now are looking to expand our field sales and business partner and channel relationships to further grow our revenue streams as indicated with the recent senior additions to the management team. To this extent, we are in the process of completing additional key hires within the sales and marketing areas of our business. As such, we expect to increase our quarterly expenses as we invest in these areas with the promise of revenue growth in subsequent quarters.
Critical Accounting Policies
     Our critical accounting policies are as follows:
•	Revenue recognition; and

•	Estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts.
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
Results of Operations
     The following table sets forth our results of operations for the three and nine months ended September 30, 2005 and 2004 expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	Unaudited		Unaudited
Revenue:
Licenses	53%	10%	50%	26%
Service	47	90	50	74

Total revenue	100	100	100	100

Cost of revenue:
Licenses	1	1	1	1
Service	10	29	10	24

Total cost of revenue	11	30	11	26

Gross profit	89	70	89	74
Operating expenses:
Research and development	30	65	32	64
Sales and marketing	44	105	45	83
General and administrative	30	43	28	45
Restructuring charge	(1)	(7)	(2)	(7)

Total operating expenses	103	206	103	185
Loss from operations	(14)	(136)	(14)	(110)
Finance and other income, net	2	6	1	4
Write-down of an equity investment	—	—	—	—
Net loss	(12%)	(130%)	(13)%	(107)%

Revenue
Total revenue

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Total revenue	$1,782	$601	50.9%	$1,181
As a percentage of total revenue	100.0%	—	—	100.0%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Total revenue	$5,158	$1,192	30.1%	$3,966
As a percentage of total revenue	100.0%	—	—	100.0%
     We derive revenue from license, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The increase in total revenue in the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to an increase in license revenue. These increases were offset, in part, by slight decreases in maintenance services and consulting fees. We have limited visibility to forecast revenue for the fourth quarter of 2005 and beyond and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     One customer accounted for approximately $375,000, or 21% of our total revenue, another customer accounted for approximately $275,000, or 15% of our total revenue, and another customer accounted for approximately $250,000, or 14% of our total revenue in the three months ended September 30, 2005. One customer accounted for approximately $1.3 million, or 25% of our total revenue, and another customer accounted for approximately $650,000, or 13% of total revenue, in the nine months ended September 30, 2005. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
License revenue

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
License revenue	$942	$818	659.7%	$124
As a percentage of total revenue	52.9%	—	42.4%	10.5%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
License revenue	$2,569	$1,526	146.3%	$1,043
As a percentage of total revenue	49.8%	—	23.5%	26.3%
     The increase in license revenue in the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to an increase in the number of license deals closed and stability within our sales team. During 2004 we implemented a significant reorganization within our sales force including several members of our direct sales team as well as senior management. We believe this transition of both personnel and sales strategy during the first nine months of 2004 contributed to a decrease in license revenue as new personnel were hired, trained, and assumed new customer and prospect lists from former personnel throughout 2004. We believe the stability of the current sales team has led to increased performance in our sales effort. A license sale to an existing customer during the fourth quarter of fiscal 2004 accounted for approximately $375,000, or 40%, of license revenue for the three months ended September 30, 2005 and approximately 1.3 million, or 51%, of license revenue for the nine months ended September 30, 2005. We will recognize an additional $250,000 in license revenue from this sale in the fourth quarter of 2005, and thereafter we will not recognize any license revenue from this sale. License sales to new divisions within existing customers accounted for $275,000, or 29% of license revenue, and $245,000, or 26% of license revenue, for the three months ended September 30, 2005.

Service revenue

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Service revenue	$840	($217)	(20.5%)	$1,057
As a percentage of total revenue	47.1%	—	(42.4%)	89.5%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Service revenue	$2,589	($334)	(11.4%)	$2,923
As a percentage of total revenue	50.2%	—	(23.5%)	73.7%
     Service revenue, which includes maintenance and consulting services, decreased for the three and nine months ended September 30, 2005 when compared to the same periods in 2004 due to a decrease in consulting services fees of approximately $230,000 in the three-month period and $285,000 in the nine-month period. Maintenance services fees remained relatively flat in both periods. The decrease in consulting services fees in both the three- and nine- month periods was primarily related to a decrease in headcount in the professional services team. The substantial majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product.
     During the fourth quarter of 2005, we expect service revenue to increase slightly as we add additional headcount that will increase our service capacity. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur. Further, while we expect consulting revenue to gradually increase during the fourth quarter of 2005, this too is largely dependent on increased licenses of our BackWeb Offline Access Server.
Cost of Revenue

	Three months ended,
	September 30,		Change	September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of revenue	$197	($163)	(45.3%)	$360
As a percentage of total revenue	11.1%	—	(19.4%)	30.5%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of revenue	$560	($453)	(44.7%)	$1,013
As a percentage of total revenue	10.9%	—	(14.6%)	25.5%
     Cost of revenue decreased as a percentage of revenue during the three and nine months ended September 30, 2005 as compared to the same period in the prior year primarily due to higher professional services costs in 2004, including the use of more senior consultants on our professional services engagements in the first quarter of 2004, which has a higher cost of revenue than license revenue.
Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of license revenue	$14	$2	16.7%	$12
As a percentage of license revenue	1.5%	—	(8.1)%	9.6%
As a percentage of total revenue	0.7%	—	(0.3)%	1.0%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of license revenue	$27	($26)	(49.1)%	$53
As a percentage of license revenue	1.1%	—	(2.2)%	5.1%
As a percentage of total revenue	0.5%	—	0.2%	1.3%
     Cost of license revenue decreased as a percentage of license revenue during the three and nine months ended September 30, 2005 as compared to the same period in 2004 due to a shift in our license revenue mix away from products with higher associated royalties and a reduction in the production costs associated with packaging and design work of the physical media of our products.
     We expect our cost of license revenue as a percentage of license revenue to remain relatively consistent in the fourth quarter of 2005.
Cost of Service Revenue
     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of service revenue	$183	($165)	(47.4%)	$348
As a percentage of service revenue	21.8%	—	(11.1%)	32.9%
As a percentage of total revenue	10.3%	—	(19.2%)	29.5%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Cost of service revenue	$533	$(427)	(44.5%)	$960
As a percentage of service revenue	20.6%	—	(12.2)%	32.8%
As a percentage of total revenue	10.3%	—	(13.9%)	24.2%
     Cost of service revenue decreased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 primarily due to a reduction in costs within the services organization through reductions in services personnel. Cost of service revenue also decreased during the first nine months of 2005 as compared to the same period in 2004 due in part to the use of more senior consultants on our professional services engagements in the first quarter of 2004, which increased the related cost of delivering the service revenue.
     We expect the cost of service revenue to increase marginally as a percentage of service revenue during the fourth quarter of 2005.
Operating Expenses
Research and Development
     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Research and development	$530	($238)	(31.0)%	$768
As a percentage of total revenue	29.7%	—	(35.3)%	65.0%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Research and development	$1,670	($857)	(33.9)%	$2,527
As a percentage of total revenue	32.4%	—	(31.3)%	63.7%
     The decrease in research and development expenses during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2004, we reduced our use of outside contractors and reduced headcount in our research and development department through attrition and personnel management, which reduced payroll and related expenses for all of 2005. Additionally, during the second quarter of 2005, we received funding from an Israeli government sponsored development program which offsets new research and development costs, and will be repaid if and when the related project that is being funded is offered commercially. This funding reduced research and development expenses for the three- and nine- month periods ended September 30, 2005 by $72,000 and $148,000, respectively.
     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain fairly consistent during the fourth quarter of 2005.
Sales and Marketing
     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Sales and marketing	$787	($449)	(36.3)%	$1,236
As a percentage of total revenue	44.2%	—	(60.5)%	104.7%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Sales and marketing	$2,317	($956)	(29.2)%	$3,273
As a percentage of total revenue	44.9%	—	(37.6)%	82.5%
     The decrease in sales and marketing expenses during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 resulted from a reduction in personnel related costs. During 2004, we reorganized our sales and marketing teams, including significant changes within senior management and field sales operations for which we are receiving a full year of benefit in 2005. We continue to seek ways to reduce our fixed costs within the sales department, such as the closing of non-strategic field sales offices.
     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be more than offset by increased personnel expenses and, thus, we expect sales and marketing expenses will increase during the fourth quarter of 2005.

General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
General and administrative	$531	($26)	(5.1)%	$505
As a percentage of total revenue	29.8%	—	(13.0)%	42.8%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
General and administrative	$1,465	($334)	(18.6)%	$1,799
As a percentage of total revenue	28.4%	—	(17)%	45.4%
     General and administrative expenses in the three-month period ended September 30, 2005 remained relatively flat when compared to the same period in 2004. This is a result of the decrease in outside services expenses and personnel costs associated with our reorganization in October 2004 being offset with an increase in legal fee accruals during the period. The increase in the legal fee accrual is a result of an unfavorable judgment we received with respect to one of our foreign subsidiaries (See Note 2 to the financial statements). The decrease in general and administrative expenses during the nine months ended September 30, 2005 as compared to the same period in 2004 was primarily due to a reduction in outside services expenses and personnel costs associated with our reorganization in October 2004. Additionally we have reduced the fees associated with third party consultants and substituted higher cost vendors with more cost-effective alternatives where possible.
     We expect general and administrative expenses will remain relatively flat on an absolute basis during the fourth quarter of 2005.
Restructuring Charge

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Restructuring charge / (credit)	($20)	$62	(75.6)%	($82)
As a percentage of total revenue	(1.1)%	—	(5.8%)	(6.9%)

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Restructuring charge / (credit)	($105)	($161)	(60.5)%	$(266)
As a percentage of total revenue	(2.0)%	—	(4.7%)	(6.7)%
     In 2002, we recorded a charge of $4.7 million. In the fourth quarter of 2003, management reviews determined that an additional reserve of $443,000 was needed related to excess leased facilities that were part of the 2002 plan. During the second quarter of 2004, we settled a lease agreement related to our Canadian subsidiary for approximately $187,000 against the restructuring accrual. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, we determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, we recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the company, including our Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004. During the third quarter of 2005, we determined that the remaining $20,000 accrual would have no future cash requirements against it and it was reversed in full. At September 30, 2005, all amounts related to severance and other payments had been distributed or reversed.

Finance and Other Income (Expense), Net
Finance and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of any transactions in foreign currencies.

	Three months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Finance and other income (expense), net	$35	($34)	(49.3%)	$69
As a percentage of total revenue	2.0%	—	(3.8%)	5.8%

	Nine months ended,
	September 30,	Change		September 30,
	2005	$	%	2004
	(in thousands, except percentages)
Finance and other income (expense), net	$61	($88)	(59.1%)	$149
As a percentage of total revenue	1.2%	—	(2.6%)	3.8%
     The decrease in finance and other income (expense), net during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to a lack of foreign exchange gains during the second and third quarter of 2005 that we recognized in the same period in 2004. This decrease was also related to a decrease in interest income resulting from utilization of our cash, cash equivalents and short-term investments due to our operating losses. We expect finance and other income (expense), net to decrease gradually during the fourth quarter of 2005 as we expect we will continue to use cash and, as a result, earn less investment and interest income.
Income Taxes
     There was no provision for income taxes because we have incurred operating losses. As of September 30, 2005, we had approximately $100.0 million of Israeli net operating loss carry forwards and $7.0 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expires in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.
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
Liquidity and Capital Resources
     As of September 30, 2005, we had approximately $8.6 million of cash, cash equivalents and short-term investments as compared to $10.3 million as of December 31, 2004.
     Net cash used in operating activities was approximately $1.8 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities was primarily due to the ongoing effect of the restructuring that was implemented in the fourth quarter of 2004, which resulted in significant headcount and other operational cost reductions. Cash used by investing activities was approximately $1.1 million for the nine months ended September 30, 2005 and cash provided by investing activities was approximately $2.6 million for the nine months ended September 30, 2004. The cash used by investing activities in the nine months ended September 30, 2005 consisted of an increase in our invested funds during the third quarter of 2005, and the cash provided by investing in the nine months ended September 30, 2004 consisted of the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was approximately $129,000 and $100,000 for the nine months ended September 30, 2005 and 2004, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     As of September 30, 2005, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, our business may not go as planned, and we may need to raise additional funds prior to the expiration of this period, or we may elect to raise additional funds prior to the expiration of this period if we believe such funds will help achieve strategic goals. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business.

Contractual Obligations
     The following summarizes our contractual obligations at September 30, 2005 (in thousands):
Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$1,136	$877	$259	$—

Total Contractual Commitments	$1,136	$877	$259	$—

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
     Since we have incurred tax losses through September 30, 2005, we have not yet used the tax benefits for which we are eligible.
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
Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred net losses of approximately $688,000 for the nine months ended September 30, 2005, $5.1 million in the year ended December 31, 2004, $10.7 million in the year ended December 31, 2003, and $24.9 million for the year ended December 31, 2002. As of September 30, 2005, we had an accumulated deficit of approximately $144.0 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2005 and into

2006. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve and sustain the level of profitability expected by investors may adversely affect the market price of our common stock.
Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and our business will suffer.
Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. To date, we have not succeeded in generating significant revenue from licensing our OAS product, which has negatively impacted our operating results. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change, the target marketing being smaller than we believe or other factors, it would significantly and adversely affect our business, financial condition, and operating results.
We make significant investments in new products and services that might not achieve market acceptance and from which we might not derive significant or any revenues
We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing as well as market readiness for such products and services. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Even if we do achieve significant revenues from new products, the operating margins for such new products may not be as high as the margins we have experienced historically. Additionally, we can not assure you that the markets we are trying to service with these offerings are sizable enough to support the investment we are making in them through these investments.
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
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the nine months ended September 30, 2005, we derived approximately 69% of our license revenue from sales to two customers, of which approximately 44% was due to a license sale made in December 2004. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.
The economic outlook has adversely affected, and may continue to adversely affect, the demand for our current products and our results of operations.
     Despite signs of improvement, general economic indicators suggest continued uncertain economic conditions. Weak or uncertain economic conditions may continue to cause a reduction in or irregular information technology spending generally. In addition, some of our customers continue to operate Internet-centric businesses, and these companies have been more acutely affected by uncertain economic conditions and have encountered significant difficulties in raising additional capital. If our customers experience financial difficulties, it could have an adverse impact on the demand for our products, which would adversely affect our results of operations. In addition, predictions regarding economic conditions have a low degree of certainty, and further predicting the effects of the changing economy is even more difficult. We may not accurately gauge the effect of the general economy on our business. As a result, we may not react to changing conditions in a timely manner, which could adversely impact our business and results of operations and cause the price of our Ordinary Shares to decline.
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
Until recently, we had expected revenue to be generated increasingly through or by our various strategic relationships and our business plans and budgets reflected such expectations. However, in the nine months ended September 30, 2005 and in the year ended December 31, 2004, we did not generate significant revenue from our strategic reseller relationships. We do not know if these existing or any future strategic relationships will prove to be successful, or if we will derive material revenue from them. Moreover, these companies are constantly evaluating their product offerings and evaluating build or buy scenarios with respect to market offerings. Indeed, we are aware that certain of our strategic relationships, such as IBM and SAP, and potential resellers are actively evaluating and may be developing their own offline solutions that could be competitive with or replace our OAS technology solution. In addition, one or more of these companies may use the information they gain from their relationship with us to develop or market competing products. Such events would have an adverse impact on our revenue. As a result, we are increasingly relying on our direct sales force, rather than strategic relationships, for sales of licenses to our new products. If our direct sales force is not successful in these efforts, we may not achieve our business plans or attain our revenue goals.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.
     Our cash, cash equivalents and short-term investments balances have declined from $14.5 million as of December 31, 2003 to $10.3 million as of December 31, 2004, and to $8.6 million as of September 30, 2005, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
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
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the nine months ended September 30, 2005, two customers accounted for 36% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue. In 2002, our three largest customers represented approximately 40% of our total revenue, with one OEM customer, whose contract with us terminated in early 2002, accounting for 20% of our total revenue. We signed a new reseller agreement with this customer, but the agreement does not require the customer to purchase any product from us. In 2004 and, for the nine months ended September 30, 2005, we did not generate any significant revenue from this reseller agreement, and we cannot assure you that we will derive revenue from this reseller agreement in the future.

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
Our business could suffer if we fail to attract qualified personnel for our open positions lose the services of key personnel.
     If we fail to attract qualified personnel for our open positions, including additions to our management team and sales and marketing departments, or retain current employees, including, our executive officers and other key employees, our revenue may not increase and could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.
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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In 2003, 2004 and the first nine months of 2005, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
     Revenue from customers outside the United States represented approximately $1.9 million, or 37% of our total revenue, for the nine months ended September 30, 2005, and $960,000, or 18% of our total revenue, for the year ended December 31, 2004. Our international operations will continue to be subject to a number of risks, including, but not limited to:
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
     The provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and Nasdaq have required changes in some of our corporate governance and accounting practices. We expect these laws, rules, and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. These rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly on our audit committee, or as executive officers.
In particular, we expect to incur additional administrative expense as we implement Section 404 of the Sarbanes-Oxley Act, which will require beginning with our Annual Report on Form 10-K for the year ending December 31, 2007, management to report on, and our Independent Registered Public Accounting Firm to attest to, our internal control over financial reporting. We have not yet begun the process of documenting our controls and testing their effectiveness and we do not have any experience in doing so. As a result, we cannot assure you that we will be successful in these efforts, and our independent registered public accounting firm may not reach a favorable conclusion under Section 404. If this were to occur, investor confidence in us could be adversely affected and our results of operations could be adversely affected as we seek to address any shortcomings, and as a result our stock price could decline.

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
     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. In addition, the law and regulations prescribing the benefits provide for an expiration date for the grant of new benefits. The expiration date has been extended several times in the past and was in the process of being extended at September 30, 2005. The expiration date may be extended by ministerial decision until December 31, 2005, and no new benefits will be granted after that date unless the expiration date is extended. We cannot assure you that new benefits will be available after December 31, 2005 or that the benefits will be continued in the future at their current levels or at any level.
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
     In order to remain eligible to be quoted on the Nasdaq SmallCap Market, we must remain in compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At September 30, 2005, we met these listing requirements. However, we cannot assure you that we will be able to maintain the continued listing requirements. For example, on October 25, 2005, we received a letter from Nasdaq stating that we must hold an annual meeting during 2005 or we will be subject to being delisted. We intend to hold an annual meeting during 2005 in order to satisfy this continued listing requirement. However, a failure to hold our annual meeting in 2005 or any other failure to meeting the continued listing requirements of Nasdaq could result in our Ordinary Shares being delisted from trading on the Nasdaq SmallCap Market. If our Ordinary Shares are delisted from trading on the Nasdaq SmallCap Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.
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
     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 26% of our outstanding Ordinary Shares as of September 30, 2005. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.
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
Foreign Currency Exchange Rate Risk
     When our expenditures are significant enough to warrant a hedging strategy, we hedge certain forecasted committed expenses that are payable in NIS to minimize our exposure to fluctuations in the exchange rate between the NIS and the U.S. dollar. We compare budgeted NIS exchange rates to the forward contract rates for the NIS for various periods of time into the future where we are reasonably confident that we can forecast a stable stream of expenses payable in NIS. Taking all industry specific and macroeconomic indicators into account, in order to protect ourselves from fluctuating exchange rates, we enter into forward contracts. The contracts are generally monthly and timed in the month to mature when we incur most of our expense in NIS, which are payroll and related expenses. We take out a number of forward contracts at a time for future months, depending on how confident we feel about both our forecasted NIS expenses and our visibility into future exchange rate movement. We do not anticipate any material adverse effect on our consolidated financial position utilizing our current hedging strategy. At September 30, 2005, we had no forward contracts in place.

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
     Additionally, we were named in a judgment during September 2005 for approximately $500,000 related to a claim against our dormant French subsidiary. The judgment is related to a dispute between an inactive French distributor of ours and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $250,000, or approximately one-half of the total judgment against it, and the distributor who was jointly named in the judgment with us.
     From time to time we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Changes of Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of our shareholders during the quarter ended September 30, 2005.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are filed herewith.

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance, dated November 15, 2005*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ KEN HOLMES

Ken Holmes
Date: November 14, 2005		Vice President, Finance
(Mr. Holmes is the Principal Financial Officer and has been
duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance, dated November 15, 2005*

*	These certifications are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not to be incorporated by reference in any filing of BackWeb under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.