Form 10-K
period 2005-12-31
BACKWEB TECHNOLOGIES LTD
filed 2006-03-31
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Ordinary Shares, NIS 0.03 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, based on the closing sales price of the registrant’s Ordinary Shares as quoted by the Nasdaq Capital Market, 26.3 million Ordinary Shares, having an aggregate market value of approximately $12.1 million, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant and 5% holders of Ordinary Shares are deemed to be affiliates.

As of March 4, 2006, the registrant had 41,225,846 Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BACKWEB TECHNOLOGIES LTD.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2005

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on our forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Annual Report under the caption “Risk Factors” and elsewhere in this Annual Report. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, we cannot assure you that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by us, or any other person, that the future events, plans or expectations contemplated by us will be achieved. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I

Item 1.	Business

Overview

BackWeb competes in the mobility and mobile applications market and offers a solution allowing users of enterprise Web applications to synchronize those Web applications to their PCs for use while disconnected from the network. Our enabling software is designed to integrate with web applications in a loosely-coupled way that requires no changes in a company’s enterprise web architecture and applications. This approach has the potential to bring mobile functionality to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. This includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important web-based business applications. Examples of such critical business applications include sales tools, customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.

The BackWeb Offline Access Server (OAS) integrates with Web applications in any web-based architecture, including portal frameworks, intranets, and websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.

Using HTML-type tags (called Offline Tagging Markup Language, or OTML), our customers can offline-enable their websites and portals without rewriting code, creating an offline end-user experience that is essentially the same as the online user experience. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that can deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data to users’ desktops throughout the extended enterprise. The Polite Sync Server utilizes our patented polite synchronization technology that is designed to distribute large amounts of data over very good or very low quality network connections.

BackWeb Technology and Products

We develop, market, and support mobile and offline web synchronization software that enables companies to extend the reach of their Web applications and content to their mobile community of customers, partners and employees. Our software enables mobile users to access and transact with a company’s critical Web content and applications by enabling offline users to work with synchronized, thin-client versions of those enterprise Web applications on their desktop. Mobile users can then use their enterprise Web applications wherever they go and perform transactions when disconnected from the network.

Our products and technology are designed to provide the benefits of:

•	Improved mobile user productivity by making it possible for mobile and field employees to use their applications when and where they are needed, and allowing them to make use of disconnected time that would otherwise be unproductive due to the lack of access to their applications;

•	Acceleration of business processes by allowing offline data entry submission for items such as service orders, expense reports, sales forecasts, time sheets and collaboration sessions, enabling users to productively use “forced down time” while traveling;

•	Increased customer satisfaction by providing our customers’ field workforce access to important business information when servicing a customer in the field, enabling them to respond to their customers more quickly and effectively;

•	Decreased costs through the reduction of the costs incurred in manually distributing information, and the costs associated with unnecessary repeat service calls resulting from the inability of users to access service data;

•	Elimination of costly development projects because BackWeb can enable existing web applications for mobile use and eliminate the need for projects to develop special mobilized versions of those applications;

•	Improved Web and portal effectiveness through tracking and reporting offline interactions, to analyze what content, information, and applications mobile users need most often; and

•	Leveraging current information technology, or IT, investments and lower total cost of ownership by deploying in a matter of weeks, and integrating with a customer’s existing portal environment to maintain the existing Web user interface and eliminate the need to rewrite code.

Technology

Our infrastructure software platform is powered by two proprietary core technologies: Polite Synchronization and OTML Offline Web Integration.

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

•	The Web Integration Server, which is also known as Content Acquisition Server, is a component of the OAS that is designed for highly scalable Web content acquisition from corporate portal, intranet, and Web applications. On an ongoing basis, the OAS logs into the portal, intranet or Web application as if it were an individual user and retrieves HTML pages using standard HTTP or HTTPS protocols (either secure or non-secure). Each page links to additional Web pages or documents that are retrieved once the links are identified. Content transformation and OTML tags parse the HTML pages and create an offline equivalent of the page that is sent to users. The Content Acquisition Server retrieves additional pages when it identifies links to additional portal pages, external documents or Web pages. Since the presentation of content sometimes changes, it is necessary to keep the content transformation correct regardless of visual presentation changes. Content transformation is accomplished by embedding OTML tags into the portal, intranet, or Web application page, which tags control the optimized transformation of the pages for offline viewing.

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

Customers

We sell our products to customers from a variety of industries. Our customers include industry leaders, such as BAE Systems, Boehringer Ingelheim, Bristol Myers Squibb, British Telecommunications PLC, Centocor, Inc., Eastman Kodak Company, General Electric Medical Systems, Guidant Corporation, Hewlett-Packard Company, International Business Machines Corporation, or IBM, Johnson & Johnson, KLA Tencor Corporation, Lam Research Corp., Logitech International S.A., Nalco Chemical Company, Ortho Biotech, Inc., Pfizer Inc., and Siemens AG, as well as the United States Social Security Administration.

For a discussion of customer transactions by geography, please refer to Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels and channel partners. Our direct sales force is located in the United States and Europe. Our sales force consists of direct sales representatives and field application engineers. During 2005, most of our revenue was attributable to the efforts of this direct sales force and, although we expect to generate increased sales from indirect channels in the future, we expect direct sales to continue to account for the majority of our revenue for the foreseeable future.

In an effort to accelerate the acceptance of our products, we have developed cooperative alliances and entered into reseller and remarketing agreements with leading enterprise software vendors, original equipment manufacturers, or OEMs, and system integrators, including Oracle Corporation and SAP AG. We believe these alliances have the potential to provide additional marketing and sales channels for our products, help enable us to raise awareness of BackWeb among enterprise customers and facilitate broad market acceptance for our products. These partnerships accounted for a material part of our 2005 license revenue and the partner-assisted percentage of our sales could grow as these partnerships continue to be productive. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Marketing

In 2005, our marketing efforts were focused on web-based business applications that are typically used by audiences whose work day necessarily includes frequent disconnecting from the network. Our most productive sales efforts are those centered on business users and key business applications where BackWeb’s software is viewed as an extension of the application. We are less productive in sales efforts centered on IT infrastructure. We work to identify customer and application market segments that will have a recurring need for our capabilities. We work closely with our partners to leverage their sales and marketing efforts and installed base. We also educate industry analysts, application software vendors and system integrators, and enterprise customers about our technology and its competitive advantages.

Our marketing strategy is designed to identify in enterprises the web applications used by mobile employees for important business processes and to position BackWeb as the fastest and most cost-effective way to mobilize the web application. We believe the trend to web-enable enterprise applications, now more than seven years old, is beginning to result in an increasing number of mature, valuable web applications. Furthermore, we believe enterprises are focused on top-line revenue growth and are investing in cost-effective ways to make their revenue producing employees more productive. Our marketing efforts are directed at creating market awareness and generating leads for our OAS technology. Marketing activities include: inside sales, Web seminars, online advertising and opportunity generation prospecting activities. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press, and industry analysts.

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

Our research and development group is located in Rosh Ha’ayin, Israel. We believe that performing research and development in Israel offers a number of strategic advantages because Israel offers a pool of highly qualified technology engineers, as well as a lower cost structure than the U.S. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. We have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses were $2.2 million, $3.3 million, and $4.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. To date, all research and development costs have been expensed as incurred.

Competition

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced, and expect to continue to experience, intense competition from current and potential competitors. Many of our competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	small companies attempting to address the needs of mobile or disconnected Web users such as iOra;

•	large enterprise software companies attempting to address the needs of mobile or disconnected Web users that have announced or may have plans to develop mobile technology, such as IBM, Microsoft, and SAP;

•	mobile middleware vendors such as Everypath and Sybase iAnywhere; and

•	wireless data networking solutions such as wireless fidelity, or WiFi, and cellular data services such as Sprint EVDO.

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

Many of our existing and potential customers evaluate on an ongoing basis whether to develop their own software or purchase it from outside suppliers. In addition, our partners have significant research and development capabilities and are continually evaluating the efficacy of internal software development. As a result, we must, on an ongoing basis, educate existing and potential customers on the advantages of our software over our competitors’ products and capabilities enterprises could develop internally. However, we cannot assure you that our potential customers or partners will not internally develop products similar to our own.

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

Emerging wireless technologies, such as WiFi and cellular data networks, may pose a competitive challenge as an alternative to BackWeb’s capabilities or they may be a source of growth to BackWeb as they raise awareness of the benefits of mobility and potentially highlight increased needs for solutions like BackWeb. While we believe that many customer mobile business needs will not be met by wireless networking for the foreseeable future, the reality and promise of wireless connectivity will make it necessary for BackWeb to target and educate its prospects intelligently.

We expect that competition will increase in the near term and increased competition could result in price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer.

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

Employees

As of December 31, 2005, we had a total of 46 employees, of whom 17 were engaged in research and development, 10 in sales, marketing and business development, 13 in professional services and technical support, and 6 in finance, administration, and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our overall relations with our employees to be good.

We have 22 of our 46 employees located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

Item 1A.	Risk Factors

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

Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. We incurred a net loss of approximately $1.0 million in the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $144.7 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2006 and into 2007. As a result, we will need to generate significant revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.

Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and our business will suffer.

Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2005, we need to realize additional growth in 2006 or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

Wireless networking technology and geographic coverage could limit our market.

Emerging wireless technologies, such as wireless fidelity, or WiFi, and cellular data networks, may pose a competitive challenge as an alternative to BackWeb’s capabilities or they may be a source of growth to BackWeb as they raise awareness of the benefits of mobility and potentially highlight increased needs for solutions like BackWeb. While we believe that many of our potential mobile business customers’ needs will not be met by wireless networking for the foreseeable future, the reality and promise of wireless connectivity will make it necessary for BackWeb to target and educate its prospects intelligently. If we fail to successfully target those market segments which are not served by wireless networking, then our operating results could suffer.

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

Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as WiFi, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, pose a competitive challenge. In addition, other companies, including some of our partners, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.

If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.

Our cash, cash equivalents and short-term investments balances have declined from $10.3 million as of December 31, 2004 to $7.8 million as of December 31, 2005, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.

We have restructured our company, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.

In October 2004, we restructured in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. While the restructuring has reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, depends upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact our long-term viability. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Our quarterly license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.

We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, for the year ended December 31, 2005, we derived approximately 35% of our license revenue from licenses sold to two existing customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

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

We are increasingly relying on sales and marketing partnerships, rather than direct sales and marketing, for revenue generation and failure to establish successful partnerships could negatively affect our revenues.

Although the majority of our revenue is generated by our direct sales force, we believe our greatest opportunity for growth is with our sales and marketing partners. 2005 was the first recent year in which we realized significant contributions from these partnerships and we must continue to successfully manage our existing partnerships and enter into new partnerships in order to realize our expectations for the growth of our business. Failure to do so could negatively impact our operating results.

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

We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. For example, in 2005, our three largest customers represented approximately 45% of our total revenue, in 2004, our three largest customers represented approximately 34% of our total revenue, and in 2003, our three largest customers represented approximately 28% of our total revenue. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected.

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

Changes in existing financial accounting standards or practices or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the manner in which we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. For example, in December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — Revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such compensation expense in our statements of income. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures, previously permitted under SFAS 123 and adopted by us, no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to increase our cost of revenues and operating expenses, and the adoption of SFAS 123R could make our net income less predictable in any given reporting period, and could change the way we compensate our employees.

Our growth may suffer because of the complexities involved in implementing our products.

The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. As the number of deployments of our OAS solution grows, that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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

We may experience tax liabilities in connection with the liquidation of wholly owned subsidiaries that have ceased operations.

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

Revenue from customers outside the United States represented approximately $2.9 million, or 41%, of our total revenue for the year ended December 31, 2005, and $962,000, or 18%, of our total revenue, for the year ended December 31, 2004. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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

Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. Company Management believes that the Company is in compliance with the aforesaid conditions.

We have two investment programs. On June 30, 2005, we completed the investments for our second program. We cannot assure you that new benefits will be available after June 30, 2005 or that the benefits will be continued in the future at their current levels or at any level.

Israeli regulations may limit our ability to engage encryption research and development and export our products that incorporate encryption.

Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 2006. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

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

Our stock is listed on the Nasdaq Capital Market and our continued listing on the Nasdaq Capital Market listing is not assured.

Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the Nasdaq National Market System and began trading on the Nasdaq Capital Market. We will remain eligible to be quoted on the Nasdaq Capital Market, subject to our compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At December 31, 2005, we met the shareholder equity test and were eligible for continued listing. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq Capital Market. If our Ordinary Shares are delisted from trading on the Nasdaq Capital Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 27% of our outstanding Ordinary Shares as of December 31, 2005. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, BackWeb leased approximately 3,234 square feet in a single office building located in Rosh Ha’ayin, Israel, and approximately 17,600 square feet in a single office building located in San Jose, California. The office space in Rosh Ha’ayin, Israel is leased pursuant to a lease that terminates in June 2006. We are currently in negotiations to extend this lease. The office space in San Jose, California is leased pursuant to a lease that expires in January 2007. In addition to these facilities, as of December 31, 2005, BackWeb also leased small field sales and support offices in New York, New York, and Hamburg, Germany. Lease terms on these offices are month-to-month. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. Please refer to Note 7 of the Notes to Consolidated Financial Statements for further information regarding leases.

For a more complete discussion of our lease obligations, please refer to Note 9 of the Notes to Consolidated Financial Statements found elsewhere in this Annual Report.

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

A proposal was made in 2003 for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the Court. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.

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

On December 29, 2005, we held our Annual General Meeting of Shareholders at which our shareholders voted on and approved the following matters:

1. To re-elect Eli Barkat as a Class III director to serve for a term of three years, expiring upon the 2008 Annual General Meeting of Shareholders, or until his successor is elected;

For	20,885,626
Withhold Authority	24,662

2. To elect Kara Andersen to serve as an Outside Director under Israel’s Companies Law for a term of three years;

For	20,927,546
Withhold Authority	40,855

3. To approve an amendment to our Articles of Association regarding director and officer insurance, indemnification and exculpation;

For	20,873,149
Against	93,849
Abstain	4,548
Broker Non-Votes	20,163,994

4. To approve insurance, indemnification and exculpation agreements with each of our directors; and

For	20,869,879
Against	97,229
Abstain	4,438
Broker Non-Votes	20,163,994

5. To (i) ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 and (ii) authorize our Audit Committee to enter into an agreement to pay the fees of Grant Thornton on customary terms.

For	20,930,054
Against	39,719
Abstain	1,773
Broker Non-Votes	20,163,994

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters

Our Ordinary Shares are traded on the Nasdaq Capital Market under the symbol BWEB. The following table presents the high and low intra-day sales prices per share of our Ordinary Shares as reported on the Nasdaq Capital Market during the quarters indicated below:

	High	Low

2004
First Quarter	$1.77	$0.84
Second Quarter	$1.24	$0.62
Third Quarter	$0.84	$0.30
Fourth Quarter	$0.88	$0.32

	High	Low

2005
First Quarter	$0.84	$0.44
Second Quarter	$0.57	$0.41
Third Quarter	$0.63	$0.45
Fourth Quarter	$0.74	$0.37

According to the records of our transfer agent, American Stock Transfer & Trust Company, we had approximately 182 shareholders of record as of March 4, 2006. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Our policy is to reinvest earnings to fund future operations. Accordingly, we have never declared a dividend and do not anticipate declaring or paying any dividends in the foreseeable future.

If we were to distribute cash dividends out of income that had been exempt from tax because of our investment program’s “Approved Enterprise” status (for description of such status please refer to the section entitled “Effective Corporate Tax Rate” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below) such income would become subject to Israeli corporate tax.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Consolidated Statements of Operations
Revenue:
License	$3,312	$1,593	$3,232	$2,119	$13,807
Service	3,599	3,906	3,270	4,228	6,831

Total revenue	6,911	5,499	6,502	6,347	20,638
Cost of revenue:
License	51	72	128	213	443
Service	684	1,170	1,057	3,050	5,238

Total cost of revenue	735	1,242	1,185	3,263	5,681

Gross profit	6,176	4,257	5,317	3,084	14,957

Operating expenses:
Research and development	2,178	3,298	4,487	6,059	9,230
Sales and marketing	3,452	4,071	6,272	10,298	22,882
General and administrative	1,787	1,958	3,939	4,557	10,494
Restructuring charges	(105)	469	443	4,678	2,825
Write-off and amortization of intellectual property, other intangibles and deferred stock compensation	—	—	—	3,546	3,806

Total operating expenses	7,312	9,796	15,141	29,138	49,237

Loss from operations	(1,136)	(5,539)	(9,824)	(26,054)	(34,280)
Interest and other income, net	103	396	98	1,172	2,037
Write down of equity investments	—	—	(1,000)	—	(2,500)

Net loss	$(1,033)	$(5,143)	$(10,726)	$(24,882)	$(34,743)

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.27)	$(0.63)	$(0.91)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	41,011	40,711	40,000	39,284	38,225

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$7,876	$10,320	$14,457	$23,757	$41,824
Working capital	6,801	7,903	12,301	20,334	37,905
Total assets	10,003	12,555	18,515	29,409	56,512
Total shareholders’ equity	$7,041	$7,938	$12,961	$22,521	$46,581

(1)	For the calculation of the weighted average number of shares used to calculated basic and diluted net loss per share, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report, as well as “Risk Factors”. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this report.

We compete in the mobility and mobile applications market and offer a solution allowing users of enterprise Web applications to synchronize those Web applications to their PCs for use while disconnected from the network. Our enabling software is designed to integrate with web applications in a loosely-coupled way that requires no changes in a company’s enterprise web architecture and applications. This approach has the potential to bring mobile functionality to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. This includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important web-based business applications. Examples of such critical business applications include customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.

The BackWeb Offline Access Server (OAS) integrates with Web applications in any web-based architecture, including portal frameworks, intranets, and websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.

Using HTML-type tags (called Offline Tagging Markup Language, or OTML), our customers can offline-enable their websites and portals without rewriting code, creating an offline end-user experience that is essentially the same as the online user experience. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that can deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data to users’ desktops throughout the extended enterprise. The Polite Sync Server utilizes our patented polite synchronization technology that is designed to distribute large amounts of data over very good or very low quality network connections.

We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller, OEM and co-sales/marketing partners. Since 2002, our direct sales force has accounted for a significant majority of our revenue. However, the revenue from partner activities increased in 2005 and we believe it could continue to increase in absolute dollars and in percentage of overall revenue.

For the year ended December 31, 2005, certain adjustments were made to the consolidated financial statements after the press release reporting our financial results for the fourth quarter of 2005 was issued and before the conclusion of the financial statement audit. The impact of these adjustments resulted in approximately $40,000 of additional operating expense and an additional $0.01 of loss to net loss per share, from $0.02 as per the press release to $0.03 as reported herein.

Business Overview

2005 was an important stabilization year for us, marked with some key successes. We had our highest revenue total since 2001, and our lowest net loss since our initial public offering in 1999. While there is still great challenge for us to define our market, identify and enter into additional partnerships, and increase our sales through our growing number of distribution partners, we are encouraged by the growth rate we achieved in 2005 within our core product, Offline Access Server (OAS), and the new customer acquisitions we were able to secure during the year. For the first time in our history, our OAS product accounted for the majority of our license revenue in 2005. We believe this is due to our ability to demonstrate improved employee productivity and accelerate corporate workflows for remote or occasionally connected workforces. During the year, we launched new partnerships with system integrators in key industries and initiated partner activity with Oracle. These partnerships made important contributions to our revenues in 2005 and we look to expand upon that trend in 2006. Our recent investments in sales and marketing are aimed at increasing the number of partnerships and expanding our sales coverage. We believe enterprises will continue to focus on web applications and mobile solutions to help their people become more productive. As they invest in mobile web productivity, we believe we are positioned to capitalize on this trend, as was evidenced in 2005 by our new customer signings and by existing customers who expanded their use of our software.

We experienced increases in our key revenue streams during 2005. We view license revenue as a key indicator of our business as it drives the need for both service and maintenance services within our installed base. License revenues in 2005 increased 108% from 2004, and increased 188% excluding license revenue from large license sales of our older product lines, including a $1.5 million sale to F-Secure. 40% of our license revenue in 2005 was derived from two customers, including $1.4 million that was recognized from F-Secure pursuant to a license that we sold in the fourth quarter of 2004 and which was recognized ratably through the fourth quarter of 2005. We will no longer recognize any revenue from the F-Secure license sale and must replace this revenue with new license sales in order to continue to grow our licensing revenues. In 2005, we also focused on increasing our sales outreach through the combination of our technology and size of our partners sales forces and, to that end, sold and deployed our first sales through our relationship with Oracle. During 2005 we secured our first relationship with Oracle and their Human Capital Management suite of products. We plan to expand the number of product offerings we market jointly with Oracle in the coming years.

Service revenues in 2005 remained relatively consistent from 2004 levels. Our consulting services revenues tend to trail license revenues of previous quarters. Accordingly, our consulting services revenues decreased in 2005 from 2004 due to the fact that we had fewer license deployments in 2004 than in 2003. 2005 maintenance revenue remained relatively flat with 2004 as we experienced better than expected maintenance renewals within our installed base of customers.

During 2005, we realized benefits from our cost control measures taken in prior years. Our operating expenses in 2005 decreased approximately $1 million per quarter in 2005 compared with 2004 as a result of these actions. Our overall decrease in operating expenses was approximately $2.5 million or 26% primarily due to these reductions, partially offset by investments in sales and marketing towards the end of 2005. As a result, we were able to reduce our net loss per share in 2005 by $0.10 compared to 2004. While we are focused on achieving profitability, we believe the best way to accomplish that is by making modest investments in our business in order to better position us to achieve growth in our revenue. We hope to use these modest investments to expand our sales coverage and to expand our depth and number of sales and marketing partnerships. We believe these investments are merited given our experience in 2005 in which we saw some of our existing sales territories and our new partnerships become productive. However, unless and until our new investments pay off, these investments will likely lead to future losses in the near term.

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

Our critical accounting policies are as follows:

•	revenue recognition; and

•	estimating valuation allowances and accrued liabilities, specifically the trade receivable allowances for doubtful accounts.

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

We recognize software license revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method,” any discounts in the arrangement are allocated to the delivered elements.

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

Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts

Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentrations, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 180 days past due. In exceptional cases, we will waive a provision after a trade receivable is 180 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent. During 2005, management’s review of the allowance for doubtful accounts resulted in a write offs during the year of $364,000 related to past due accounts, primarily from amounts recorded in prior years.

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

For the year ended December 31, 2005, certain adjustments were made to the consolidated financial statements after the press release reporting our financial results for the fourth quarter of 2005 was issued and before the conclusion of the financial statement audit. The impact of these adjustments resulted in approximately $40,000 of additional operating expense and an additional $0.01 of loss to net loss per share, from $0.02 as per the press release to $0.03 as reported herein.

Results of Operations

The following table sets forth the results of operations, for the periods indicated, expressed as a percentage of total revenue.

	Year Ended December 31,
	2005	2004	2003

Revenue:
License	48%	29%	50%
Service	52	71	50

Total revenue	100	100	100
Cost of revenue:
License	0	1	2
Service	10	22	16

Total cost of revenue	10	23	18

Gross profit	90	77	82

	Year Ended December 31,
	2005	2004	2003

Operating expenses:
Research and development	32	60	69
Sales and marketing	50	74	96
General and administrative	26	36	61
Restructuring charges	(2)	8	7

Total operating expenses	106	178	233
Loss from operations	(16)	(101)	(151)

Interest and other income, net	2	7	2
Write down of equity investments	—	—	(15)

Net loss	(14)%	(94)%	(164)%

Revenue

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Total revenue	$6,911	$1,412	25.7%	$5,499	$(1,003)	(15.4)%	$6,502

We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator products. The increase in total revenue in 2005 as compared to 2004 was due in part to a $1.5 million license transaction for our older Polite Sync product that we completed with F-Secure in the fourth quarter of 2004, of which $1.4 million was recognized in 2005. While we realized growth from our current OAS product line in 2005, we will need to see additional growth from that product line in 2006 to offset the fact that we will no longer be recognizing any revenue from the F-Secure license transaction. The decrease in total revenue in 2004 from 2003 was due to a $1.6 million decrease in license revenue, partially offset by an increase in consulting service revenue of approximately $640,000. 2005 was a stabilization year for us with little turnover in the sales force and a consistent message to the market, which we believe led to the increase in total revenue despite a substantially smaller sales and marketing team. Further discussion of the changes in the components of total revenue is included in the sections below. We have limited visibility to forecast revenue for 2006 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss expected trends in the individual components of our total revenue and in our product revenue mix.

Customers outside of the United States accounted for 41.8%, 15.8% and 24.0% of our total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. The variations in the mix of revenue generated in the United States as compared to the revenue generated outside of the United States is partially due to the small number of deals closed in these periods, as each individual deal had a greater impact on the composition of our revenue and the significant variability in the value of these deals.

F-Secure accounted for approximately 25% and Pfizer accounted for approximately 15% of our total revenue in 2005. CABC/Ignite accounted for approximately 16% of our revenue in 2004. Hewlett-Packard accounted for approximately 15% of our revenue in 2003. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future years.

License Revenue

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

License revenue	$3,312	$1,719	107.9%	$1,593	$(1,639)	(50.7)%	$3,232
As a percentage of total revenue	47.9%	—	—	29.0%	—	—	49.7%

License revenue increased significantly in 2005 as compared to 2004, primarily due to a license sale of our older Polite Sync Server product to F-Secure in the fourth quarter of 2004, of which $1.4 million was recognized during 2005. This recognition coupled with an increase in our core OAS product license sales led to the increase in license revenue. License revenue decreased significantly in 2004 as compared to 2003 primarily due to a $1.6 million decrease in license revenue generated from our OAS product offering. We released the OAS product at the end of 2002, and the demand that had been generated prior to its release led to increased license revenues in the first half of 2003. These revenues gradually decreased towards the end of 2003, a trend that continued into 2004. These decreases were partially offset by an $800,000 license of our source code to an existing customer in the first quarter of 2004 recognized ratably throughout 2004.

During 2006 we expect license revenue from our OAS product offering to increase in absolute dollars. We expect to continue to generate license revenue from our older products, in particular the BackWeb Polite Sync Server product, but we expect this to continue to decrease as a percentage of overall license revenue.

Service Revenue

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Service revenue	$3,599	$(307)	(7.9)%	$3,906	$634	19.4%	$3,270
As a percentage of total revenue	71.0%	—	—	71.0%	—	—	50.3%

Service revenue consists of maintenance, consulting and training services. In general, we experience an increase in consulting revenues in the quarters following license sales, and the vast majority of consulting revenue was related to the deployments of our OAS product. The decrease in services revenue in 2005 as compared to 2004 was primarily related to the decrease in license sales in 2004. The increase in service revenue in 2004 was primarily attributable to the consulting revenue generated from the increased license sales during 2003. Maintenance revenue in 2005 compared to 2004 and in 2004 compared to 2003 was relatively flat, as maintenance contracts related to new product sales replaced cancelled maintenance contracts related to our older product lines.

During 2006, we expect service revenue to increase slightly as compared to 2005. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with our OAS product offering. Any increase in maintenance revenue from our OAS product offering, however, is dependent upon an absolute dollar level increase in license revenue from that product, which cannot be assured. Further, while we expect consulting revenue to increase slightly as compared with the prior year, this too is dependent on increased licenses of our OAS product offering.

Cost of Revenue

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Cost of revenue	$735	$(507)	(40.8)%	$1,242	$57	4.8%	$1,185
As a percentage of total revenue	10.6%	—	12.0%	22.6%	—	4.4%	18.2%

Cost of revenue decreased as a percentage of revenue during 2005 as compared to 2004 primarily due to higher professional services costs in 2004, including the use of more senior consultants on our professional services engagements, which has a higher cost of revenue than license revenue. Cost of revenue remained relatively flat in 2004 as compared to 2003 both in absolute dollars and as a percentage of total revenue, reflecting the cost reductions we implemented in prior years. In the sections below we discuss expected trends in the individual components of our cost of revenue.

Cost of License Revenue

Cost of license revenue consists primarily of expenses related to media duplication, packaging of products, and royalty payables to OEM vendors.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Cost of license revenue	$51	$(21)	(29.2)%	$72	$(56)	(43.8)%	$128
As a percentage of license revenue	1.5%	—	(5.0)%	6.5%	—	2.5%	4.0%
As a percentage of total revenue	0.7%	—	(0.6)%	1.3%	—	(0.7)%	2.0%

Cost of license revenue decreased in absolute dollars in 2005 as compared to 2004 due to our conscious effort to reduce the use of costly external consultants to produce artwork, technical writing and other cost of license revenue during 2005. Cost of license revenue decreased in absolute dollars in 2004 as compared to 2003 due to a decrease in the amount of media duplication required to distribute our products as well as a decrease in license revenue.

During 2006, we expect our cost of license revenue as a percentage of license revenue to remain at approximately the same levels as 2005.

Cost of Service Revenue

Cost of service revenue consists primarily of personnel and overhead related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Cost of service revenue	$684	$(486)	(41.5)%	$1,170	$113	10.7%	$1,057
As a percentage of service revenue	19.0%	—	(11.0)%	30.0%	—	(2.3)%	32.3%
As a percentage of total revenue	9.9%	—	(11.4)%	21.3%	—	5.0%	16.3%

Cost of service revenue decreased during 2005 as compared to 2004 due primarily to a reduction in costs within the services organization through reductions in services personnel. The increase in absolute dollars of cost of service revenue in 2004 as compared to 2003 was primarily due to the increase in consulting services revenue, and the use of more senior consultants on our professional services engagements in 2004, which increased the related cost of delivering the service revenue. These increases were partially offset by a reduced level of payroll and related expenses together with a reduction in the associated overhead expenses that resulted from the reorganizations that occurred in October 2004, October 2002 and July 2001, and continuing cost containment and reduction programs applied throughout 2003 and 2004. The decrease in cost of service revenue as a percentage of service revenue in all periods presented was primarily a result of a reduction in infrastructure and overhead expenses associated with both our support and professional services departments, primarily stemming from the reorganizations in 2004 and 2002.

We expect cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during 2006.

Operating Expenses

Research and Development

Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. Our research and development facilities are located in Israel.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Research and development	$2,178	$(1,120)	(34.0)%	$3,298	$(1,189)	(26.5)%	$4,487
As a percentage of total revenue	31.5%	—	(28.4)%	59.9%	—	(9.1)%	69.0%

The decrease in research and development expenses during 2005 as compared to 2004 was primarily related to realizing the full effects of the personnel reductions in 2004. Personnel and related costs decreased approximately $824,000 in 2005 as compared to 2004. The decrease in research and development expenses during 2004 was primarily due to lower personnel and third party contractor costs and a reduction in associated travel and other related expenses. During 2004, we reduced our headcount across all departments, including a reduction of full-time employees in the research and development department from 30 in 2003 to 17 in 2004.

We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain relatively consistent with 2005 levels during 2006.

Sales and Marketing

Sales and marketing expenses consist of personnel and related costs for our direct sales force and our product management, marketing, business development, and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Sales and marketing	$3,452	$(619)	(15.2)%	$4,071	$(2,201)	(35.1)%	$6,272
As a percentage of total revenue	50.0%	—	(24.0)%	74.0%	—	(22.5)%	96.5%

The decrease in sales and marketing expenses during 2005 as compared to 2004 was primarily related to realizing the full effects of the personnel reductions in 2004, partially offset by increases in the use of outside services and other consulting costs. Personnel and related costs decreased approximately $900,000 in 2005 as compared to 2004, while outside services and other consulting costs increased approximately $200,000 for the same period. The decrease in sales and marketing expenses during 2004 as compared to 2003 resulted primarily from further reductions in personnel related costs and facilities expenses. Personnel related costs decreased $1.0 million as compared to 2003. Reductions in travel and entertainment expenses resulted in a savings in 2004 of approximately $300,000.

We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our sales organization when and where appropriate. We expect sales and marketing expenses will remain relatively consistent with the levels in 2005 during 2006.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, and legal, as well as the provision for bad debts.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

General and administrative	$1,787	$(171)	(8.7)%	$1,958	$(1,981)	(50.3)%	$3,939
As a percentage of total revenue	25.9%	—	(9.7)%	35.6%	—	(25.0)%	60.6%

During 2005 as compared to 2004, the decrease in general and administrative expenses was primarily due to realizing the full effect of the reduction in accounting and legal personnel in the reorganization we implemented in October 2004, partially offset by an increase in accounting and legal service fees from outside service providers. Personnel and related costs decreased approximately $1.3 million in 2005 as compared to 2004, while accounting and legal service fees increased approximately $600,000 for the same period. The increase in the accounting and legal service expense is primarily related to an accrual of an unfavorable judgment we received with respect to French subsidiary. During 2004 as compared to 2003, the decrease in general and administrative expenses was primarily due to a reduction in accounting and legal services, insurance costs and facilities expenses due in large part to the reorganization we implemented in October 2002. The reduction in accounting, legal and other outside service expenses was approximately $2.3 million in 2004 as compared to 2003 primarily due to a change in our external accounting firm, a concerted effort to reduce legal expenses, and the discontinuation of the use of certain external consultants. In addition, the restructuring and renegotiation of our insurance programs, particularly the rates related to our directors’ and officers’ insurance, resulted in savings in 2004 of approximately $400,000 as compared to 2003. These reductions were offset in part by an increase in expenses related to facilities and bad debt expense.

We expect general and administrative expenses will remain relatively consistent with the levels in 2005 during 2006.

Restructuring Charges

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Restructuring and other charges	$(105)	$(574)	(122.4)%	$469	$26	5.9%	$443
As a percentage of total revenue	(1.5)%	—	(10.0)%	8.5%	—	1.7%	6.8%

In November 2003, we accrued a charge of approximately $443,000, of which approximately $289,000 related to the impairment of leased facilities in Canada, $120,000 related to a charge for settlement of leased space in San Jose, California, and approximately $34,000 related to other office lease impairment charges. During the fourth quarter of 2004, we recorded a charge of approximately $469,000 related to the termination of 19 employees throughout BackWeb, including our Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2005, all amounts related to severance and other payments had been distributed or reversed. For further information related to this restructuring, see Note 8 of the Notes to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Interest and other income, net	$103	$(293)	74.0%	$396	$298	304%	$98
As a percentage of total revenue	1.5%	—	(5.7)%	7.2%	—	5.5%	1.7%

The decrease in interest and other income, net during 2005 as compared to 2004 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and reduced interest rates. The increase in interest and other income, net during 2004 as compared to 2003 was primarily due to an accrual reversal of $270,000 related to a provision for foreign taxes not expected to be remitted as of December 31, 2004. We expect interest and other income, net to continue to decrease slightly during 2006 as we anticipate we will continue to use cash during 2006 and, as a result, we expect to earn less investment and interest income.

Write-Down of Equity Investments

	December 31,
		Change			Change
	2005	$	%	2004	$	%	2003
	(In thousands, except percentages)

Write-down of equity investments	$—	$—	—%	$—	$(1,000)	(100)%	$1,000
As a percentage of total revenue	—%	—	—%	—%	—	(15.4)%	15.4%

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

Income Taxes

There is no provision for income taxes because we have incurred operating losses since our inception. As of December 31, 2005, we had approximately $102.0 million of Israeli net operating loss carry forwards and $6.3 million and $2.2 million of U.S. federal and state net operating losses carry forwards, respectively, available to offset future taxable income. The U.S. federal and state net operating loss carry forwards expire in varying amounts between the years 2007 and 2025. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings and Liabilities

Off-Balance Sheet Arrangement.  We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2005, we had not encountered material costs as a result of such obligations and had not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2005, we had $7.8 million of cash, cash equivalents and short-term investments as compared to $10.3 million as of December 31, 2004.

Net cash used in operating activities was $2.4 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively, and was primarily used to fund our ongoing operational needs. The decrease in cash used in operating activities reflects the restructurings that we implemented in 2004, which resulted in significant headcount and other operational cost reductions throughout 2004 and 2005, as well as an increase in total revenues. Cash used by investment activities was $1.4 million for the year ended December 31 2005, which primarily reflects the amount of cash transferred to our investment account from operations during the year. Cash provided by investing activities was $5.5 million for the year ended December 31, 2004 and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities was $136,000 and $121,000 for the years ended December 31, 2005 and 2004, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our employee stock purchase plan and issuances related to the exercise of stock options.

In May 2004, we entered into a $1.5 million line of credit with Silicon Valley Bank. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we moved the $500,000 deposit related to our lease space in San Jose, California under the line of credit. In June 2005, we amended the line of credit down from a borrowing capacity of $1.5 million to $500,000. At December 31, 2005, we had no unused borrowing capacity. We do not expect to renew this line of credit beyond the maturity date as it is primarily used to support the lease deposit commitment and has the same expiration date as the building lease it supports. We also do not intend to extend the credit facility nor draw further upon it. At the termination of the underlying office lease, we expect the lease deposit of the same space or a new space to be substantially reduced to reflect the current market rates for our lease space requirements. We expect to provide for the revised lease deposit with cash security.

As of December 31, 2005, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. As a result of the restructuring we implemented in October 2004, we believe that our current cash, cash equivalents, and short term investment balances will be sufficient to fund our operations for at least the next 12 months. However, we might need to raise additional funds prior to the expiration of this period to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could harm our business.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands). We did not have long-term debt obligations, capital lease obligations, or purchase obligations as of such date.

		Payments Due by Period
		Less
		Than 1	1-3	3-5	After 5
	Total	Year	Years	Years	Years

Operating lease obligations	$908	$844	$64	$—	$—

Effective Corporate Tax Rates

Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies were generally subject to corporate tax at the rate of 34% of their taxable income in 2005. Pursuant to tax reform legislation that came into effect in 2003, the corporate tax rate is to undergo further staged reductions to 25% by the year 2010. In order to implement these reductions, the corporate tax rate is scheduled to decline to 31% in 2006, 29% in 2007, 27% in 2008, and 26% in 2009. However, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following 5 to 8 years, depending upon the proportion of foreign ownership of BackWeb.

On April 1, 2005, an amendment to the Law for the Encouragement of Capital Investments in Israel came into effect, which revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only.

As a result of the amendment, tax-exempt income generated under the provisions of the new law will subject us to taxes upon distribution or liquidation and we may be required to record deferred tax liability with respect to such tax-exempt income. We are currently evaluating the impact the amendment will have on us. Based on our preliminary analysis, it will not adversely affect our 2006 financial statements.

All of these tax benefits are subject to various conditions and restrictions. See “Note 12 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of Notes to the Consolidated Financial Statements elsewhere in this report. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

Since we have incurred tax losses through December 31, 2005, we have not yet used the tax benefits for which we are eligible. See “Risk Factors — Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.”

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

Recently Issued Accounting Pronouncements

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the first quarter of calendar year 2006. We are currently reviewing the provisions in the Exposure Draft to determine the impact to our consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a significant impact on our financial position and results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and will be incorporating it as part of our adoption of SFAS 123R in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock

Issued to Employees.” SFAS No. 123R requires us to expense grants made under our stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in our statements of operations. We are evaluating the alternatives allowed under the standard, which we are required to adopt effective for our first quarter of fiscal 2006. We expect the adoption of SFAS No. 123 to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for us in its fiscal year 2006. The FASB’s guidance is not expected to have a material impact to our financial results.

In December 2004, the FASB also issued Staff Position SFAS No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. We are currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2006.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The proposed amendment is currently expected to be effective for interim and annual periods ending after June 15, 2006 and, once effective, will require retrospective application for all prior periods presented. If the proposed amendment is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on our financial condition or results of operations.

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

Item 8.	Financial Statements and Supplementary Data

The following are summaries of consolidated quarterly financial data for the years ended December 31, 2005 and 2004:

	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	Unaudited
	(In thousands, except per share data)

2005
Total revenue	$1,657	$1,718	$1,782	$1,754
Gross profit	1,493	1,518	1,585	1,580
Net loss	(249)	(233)	(208)	(343)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	(0.01)
2004
Total revenue	$1,638	$1,147	$1,181	$1,533
Gross profit	1,221	910	822	1,304
Net loss	(1,371)	(1,323)	(1,537)	(912)
Basic and diluted net loss per share	(0.03)	(0.03)	(0.04)	(0.02)

(b)	Financial Statements

The following consolidated financial statements and the related notes thereto of BackWeb Technologies Ltd. and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of BackWeb Technologies Ltd.

We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (“the Company”) and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  GRANT THORNTON LLP

San Jose, CA
March 6, 2006

Report of Independent Registered Public Accounting Firm

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

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/  ERNST & YOUNG LLP

Palo Alto, CA
January 27, 2004

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$1,583	$5,213
Short-term investments	6,293	5,107
Trade accounts receivable, net of allowance for doubtful accounts of $279 and $643 at December 31, 2005 and 2004, respectively	1,554	1,677
Other accounts receivable and prepaid expenses	325	378

Total current assets	9,755	12,375
Long-term investments and other long term assets	35	26
Property and equipment, net	213	154

Total assets	$10,003	$12,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$247	$175
Accrued liabilities	1,731	1,625
Deferred revenue	976	2,672

Total current liabilities	2,954	4,472
Accrued severance pay, net	—	85
Long-term deferred revenue	8	60
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, nominal value NIS 0.01 per share; 50,000,000 shares authorized and zero outstanding at December 31, 2005 and December 31, 2004, Series E Preferred Shares, nominal value NIS 0.01 per share; zero and one share authorized and issued and outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Ordinary Shares, nominal value NIS 0.03 per share; 150,067,829 shares authorized at December 31, 2005 and 2004; 41,140,813 and 40,832,116 shares issued and outstanding at December 31, 2005 and 2004, respectively	151,763	151,644
Accumulated other comprehensive loss	(2)	(19)
Accumulated deficit	(144,720)	(143,687)

Total shareholders’ equity	7,041	7,938

Total liabilities and shareholders’ equity	$10,003	$12,555

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenue:
License	$3,312	$1,593	$3,232
Service	3,599	3,906	3,270

Total revenue	6,911	5,499	6,502
Cost of revenue:
License	51	72	128
Service	684	1,170	1,057

Total cost of revenue	735	1,242	1,185

Gross profit	6,176	4,257	5,317

Operating expenses:
Research and development	2,178	3,298	4,487
Sales and marketing	3,452	4,071	6,272
General and administrative	1,787	1,958	3,939
Restructuring and other charges	(105)	469	443

Total operating expenses	7,312	9,796	15,141

Loss from operations	(1,136)	(5,539)	(9,824)
Interest and other income, net	103	396	98
Write down of equity investments	—	—	(1,000)

Net loss	$(1,033)	$(5,143)	$(10,726)

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.27)

Weighted average number of shares used in computing basic and diluted net loss per share	41,011	40,711	40,000

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity
					Notes	Accumulated
	Series E				Receivable	Other			Total
	Preferred Shares		Ordinary Shares		from	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shareholders	Income/(Loss)	Deficit	Income/(Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2002	—	—	39,772,254	150,867	(506)	(22)	(127,818)	—	22,521
Issuance of Ordinary Shares pursuant to options exercised, ESPP purchases and exchange of Series E preferred shares, net	—	—	787,928	629	—	—	—	—	629
Repayment of notes receivable from shareholders	—	—	—	—	506	—	—	—	506
Comprehensive loss:
Net loss	—	—	—	—	—	—	(10,726)	(10,726)	(10,726)
Unrealized income on available for sale marketable securities	—	—	—	—	—	31	—	31	31

Total comprehensive loss	—	—	—	—	—	—	—	$(10,695)	—

Balance at December 31, 2003	—	$—	40,560,182	$151,496	$—	$9	$(138,544)	—	$12,961

Issuance of Ordinary Shares pursuant to options exercised, ESPP purchases and exchange of Series E preferred shares, net	—	—	271,934	148	—	—	—	—	148
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,143)	(5,143)	(5,143)
Unrealized income on available for sale marketable securities	—	—	—	—	—	(28)	—	(28)	(28)
Total comprehensive loss	—	—	—	—	—	—	—	$(5,171)	—

Balance at December 31, 2004	—	$—	40,832,116	$151,644	$—	$(19)	$(143,687)	—	$7,938

Issuance of Ordinary Shares pursuant to options exercised, ESPP purchases and exchange of Series E preferred shares, net	—	—	308,697	119	—	—	—	—	119
Comprehensive loss:
Net loss	—	—	—	—	—	—	(1,033)	(1,033)	(1,033)
Unrealized income on available for sale marketable securities	—	—	—	—	—	17	—	17	17
Total comprehensive loss	—	—	—	—	—	—	—	(1,016)	—

Balance at December 31, 2005	—	$—	41,140,813	$151,763	$—	$(2)	$(144,720)	—	$7,041

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net loss	$(1,033)	$(5,143)	$(10,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad and doubtful debts	—	—	104
Depreciation	140	252	878
Gain on disposal of property and equipment	—	(260)	—
Write down of an equity investment	—	—	1,000
Changes in operating assets and liabilities:
Trade accounts receivable	123	726	(848)
Other accounts receivable, prepaid expenses and other long-term assets	44	950	556
Accounts payable and accrued liabilities	93	(2,439)	(1,130)
Deferred revenue	(1,748)	1,501	(204)

Net cash used in operating activities	(2,381)	(4,413)	(10,370)

Investing activities
Purchases of property and equipment	(199)	(105)	(96)
Proceeds from disposals of property and equipment	—	260	—
Purchases of short-term investments	(1,186)	—	—
Proceeds from sales of short-term investments	—	5,324	8,575

Net cash provided by (used in) investing activities	(1,385)	5,479	8,479

Financing activities
Proceeds from repayment of shareholders’ notes receivable	—	—	506
Proceeds from issuance of Ordinary Shares pursuant to options exercised and ESPP purchases	136	121	629

Net cash provided by financing activities	136	121	1,135

Net increase (decrease) in cash and cash equivalents	(3,630)	1,187	(756)
Cash and cash equivalents at beginning of the year	5,213	4,026	4,782

Cash and cash equivalents at end of the year	$1,583	$5,213	$4,026

Supplemental disclosure of non-cash investing and financing transactions
Taxes paid	$16	$59	$78

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb,” or “the Company”) is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential document and applications offline. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. The Company sells its products primarily to end users from a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers, OEMs and sales/marketing partners.

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

The Company believes that its existing cash balances and anticipated cash flows from operations will be sufficient to meet its anticipated capital requirements for the next 12 months. If the Company has a need for additional capital resources, it may be required to sell additional equity or debt securities, secure additional lines of credit or obtain other third party financing. The timing and amount of such capital requirements cannot be determined at this time and will depend on a number of factors, including demand for the Company’s existing and new products, if any, and changes in technology in the software industry. There can be no assurance that such additional financing will be available on satisfactory terms when needed, if at all. Failure to raise such additional financing, if needed, may result in the Company not being able to achieve its long-term business objectives.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

2.	Summary of Significant Accounting Policies

The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are:

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from these estimates.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements in U.S. Dollars

The Company prepares its financial statements in U.S. dollars, which is also its functional currency. Most of the revenue generated is in U.S. dollars. A significant portion of the Company’s research and development expenses is incurred in New Israeli Shekels (“NIS”). However, most of the expenses are denominated and determined in U.S. dollars. Since the U.S. dollar is the primary currency in the economic environment in which BackWeb conducts its operations, the U.S. dollar is the functional and reporting currency of BackWeb Technologies Ltd. and its subsidiaries.

Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations.” Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in interest and other income, net for the years ended December 31, 2005, 2004, and 2003 was a loss of $88,549, a gain of $115,892, and a loss of $13,000, respectively.

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

Intellectual Property and Other Purchased Intangible Assets

Intellectual property and other purchased intangible assets subject to amortization that arose from acquisitions prior to July 1, 2001 were amortized on a straight-line basis over their useful lives of two to three years in accordance with APB Opinion No. 17 “Intangible Assets.”

The Company’s intellectual property and other purchased intangible assets are reviewed for impairment in accordance with SFAS No. 144 at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is assessed by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on SFAS No. 144, the Company’s intangible assets carrying value of $1.8 million was in excess of its fair value of zero. Therefore, the Company wrote-off the $1.8 million remaining carrying value of the Company’s intangibles during the year ended December 31, 2002. As of December 31, 2005, 2004 and 2003, the carrying value of the intellectual property and other purchased intangible assets was zero.

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

The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, by SOP 98-9, “Modification of SOP 97-2, Software Revenue

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE exists for the delivered elements. Under the “Residual Method,” any discounts in the arrangement are allocated to the delivered element.

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

Revenue from software license agreements is recognized when all of the following criteria are met as set forth in SOP 97-2: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company does not generally grant a right of return to its customers. When a right of return exists, the Company defers revenue until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria have been met. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer provided that all other revenue recognition criteria have been met.

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

Service revenue is comprised primarily of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and recognizes this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. The Company generally charges for consulting services on a time and materials basis and recognize revenue from such services as they are provided to the customer. The Company accounts for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. The Company’s arrangements do not generally include acceptance clauses. However, if an acceptance provision exists, then the Company defers revenue recognition until written acceptance of the product from the customer is received.

Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2005, the Company had recognized all software development costs as research and development expense in the period incurred.

Advertising Costs

The Company accounts for advertising costs as an expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was approximately $1,000, $4,000 and $2,000, respectively.

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

Forward Exchange Contracts

The Company accounts for derivatives and hedging based on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet at fair value. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative change in fair value is recognized in earnings. For all periods reported herein, gains or losses related to hedge ineffectiveness were immaterial and there were no hedge contracts placed in 2005. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings.

The Company conducts its business and sells its products directly to customers primarily in North America and Europe. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. The Company’s policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks. The foreign currency forward contracts generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. During 2004, the Company determined that the cost of the forward contracts were greater than the benefit they provided, and as such the Company suspended its practice of using forward contracts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, forward exchange contracts and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. At December 31, 2005, the Company did not have any outstanding forward exchange contracts, and, accordingly, there was no credit risk associated with such investments. At December 31, 2005, the Company had no significant off-balance-sheet concentration of credit risk such as option contracts or other foreign hedging arrangements.

The Company sells its products to customers primarily in North America and Europe. The Company performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral. The Company maintains reserves to provide for estimated credit losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad debts in the years ended December 31, 2005, 2004, and 2003 was $279,000, $643,000, and $104,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2005, 2004, and 2003 totaled $364,000, $1.5 million and $0, respectively.

Net Loss Per Share

Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus dilutive potential Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share.”

The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net loss	$(1,033)	$(5,143)	$(10,726)
Basic and diluted:
Weighted-average shares	41,625	41,144	40,299
Less weighted-average shares subject to repurchase	(614)	(433)	(299)

Shares used in computing basic and diluted net loss per share	41,011	40,711	40,000

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.27)

All preferred stock, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to preferred stock, outstanding options and warrants excluded from the calculations of diluted net loss per share were 6,323,840, 8,082,485 and 6,791,080 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 based on the following assumptions:

	Year Ended
	December 31,
Stock Options	2005	2004	2003

Risk-free interest rates	4.4%	3.6%	3.3%
Expected lives (in years)	5	5	5
Dividend yield	0%	0%	0%
Expected volatility	70%	124%	123%

	Year Ended
	December 31,
Stock Purchase Shares	2005	2004	2003

Risk-free interest rates	4.4%	3.6%	3.3%
Expected lives (in years)	0.5	0.5	0.5
Dividend yield	0%	0%	0%
Expected volatility	70%	124%	123%

Pro forma information under SFAS No. 123 is as follows:

	December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net loss as reported	$(1,033)	$(5,143)	$(10,726)
Add — stock based expense reported in net loss	—	—	—
Less — stock based compensation expense determined under the fair value method	(645)	(907)	(2,155)

Pro forma net loss	$(1,678)	$(6,050)	$(12,881)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.15)	$(0.32)

Basic and diluted net loss per share	$(0.03)	$(0.13)	$(0.27)

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

For the year ended December 31, 2005, certain adjustments were made to the consolidated financial statements after the press release reporting the Company’s financial results for the fourth quarter of 2005 was issued and before the conclusion of the financial statement audit. The impact of these adjustments resulted in approximately $40,000 of additional operating expense and an additional $0.01 of loss to net loss per share, from $0.02 as per the press release to $0.03 as reported herein.

Severance Pay

The Company’s liability for severance pay is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Severance expenses relating to Israeli employees for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $84,000, $121,000 and $456,000, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income/loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity consists of net unrealized gains and losses on short-term investments and net unrealized gains and losses on foreign currency forward contracts.

The following are the components of accumulated other comprehensive loss (in thousands):

	December 31,
	2005	2004

Beginning balance	$(19)	$9
Unrealized gain/(loss) on available-for-sale investments	17	(28)

Total accumulated other comprehensive (loss)	$(2)	$(19)

Recently Issued Accounting Pronouncements

In July 2005, the FASB issued an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” This proposal seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement requirements related to accounting for income taxes. Specifically, the interpretation requires that an enterprise recognize in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The Exposure Draft is scheduled to be finalized in the first quarter of calendar year 2006. The Company is currently reviewing the provisions in the Exposure Draft to determine its impact to its consolidated financial statements.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP is not expected to have a significant impact on the Company’s financial position and results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) issued No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 has not had a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company currently evaluating SAB 107 and will be incorporating it as part of its adoption of SFAS 123R in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires us to expense grants made under our stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No. 123 will be recorded in our statements of operations. The Company is evaluating the alternatives allowed under the standard, which it is required to adopt effective for its first quarter of fiscal 2006. The Company expects the adoption of SFAS No. 123 to have a material effect on its financial position or results of operations.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and shall complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision, which is expected sometime in 2006.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a proposed amendment to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings per Share, to make it consistent with International Accounting Standard 33, Earnings per Share, so as to make earnings per share computations comparable on a global basis. As currently drafted, the amendment would require companies to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The current method of calculating earnings per share requires companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. The proposed amendment would also change other aspects of SFAS 128 that would not impact the Company’s earnings per share calculations. The proposed amendment is currently expected to be effective for interim and annual periods ending after June 15, 2006 and, once effective, will require retrospective application for all prior periods presented. If the proposed amendment is finalized in its current form (including the proposed effective date), its adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

3.	Short-Term Investments

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,
	2005			2004
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Losses	Fair Value	Cost	Gains	Fair Value

Certificates of deposit	$331	$(17)	$314	$2,738	$(76)	$2,662
Money market	5,979	—	5,979	2,445	—	2,445

Totals	$6,310	$(17)	$6,293	$5,183	$(76)	$5,107

At December 31, 2005, the total amounts of investments due within one year and due after one year were approximately $300,000 and $6.0 million, respectively.

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004

Computer and peripheral equipment	$3,417	$3,835
Office, furniture and equipment	190	2,487
Leasehold improvements	1,113	1,135

	4,720	7,457
Less: accumulated depreciation	(4,507)	(7,303)

Property and equipment, net	$213	$154

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $140,000, $252,000 and $878,000, respectively. See Note 8 regarding impairment of property and equipment.

5.	Long-Term Investments

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

Long-term investments are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such investments may not be recoverable. Accordingly, in 2001, the Company recorded a charge of $2.5 million to reflect impairment of these assets below their recorded cost to represent what management considered to be fair value. No impairment charge was recorded during the year ended December 31, 2002. In March 2003, the Company determined the remaining investment was fully impaired primarily due to continuing difficulties in the economy, and recorded a charge for the full remaining investment balance of $1.0 million. There was no remaining balance as of December 31, 2005 or 2004.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004

Accrued employees compensation and related expense	$761	$765
Sales and marketing events	—	17
Restructuring accrual	—	119
Other	970	724

	$1,731	$1,625

7.	Related Parties

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

Certain shareholders and a director of the Company have a controlling interest in BRM.

8.	Restructuring and Other Charges

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

During the second quarter of 2004, the Company settled a lease agreement related to its Canadian subsidiary for approximately $187,000. This settlement was more favorable than had been originally accrued for, resulting in a decrease in restructuring expense of approximately $184,000. During the third quarter of 2004, the Company determined that there would be no future cash requirements under the restructuring accrual, and reversed the accrual in full. During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2004 there was an accrual of approximately $119,000 for amounts yet to be distributed. At December 31, 2005, all amounts related to severance and other payments had been distributed or reversed.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the costs and activities related to the 2002 and 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total

Total charge — 2002 restructuring	$1,600	$3,100	$4,700

Cash payments — 2002 restructuring	(1,300)	(2,000)	(3,300)

Balance at December 31, 2002	300	(1,100)	(1,400)
Change in estimate — 2002 restructuring	—	400	400
Cash payments — 2002 restructuring	(300)	(1,000)	(1,300)

Balance at December 31, 2003	—	500	500
Change in estimate — 2002 restructuring	—	(300)	(300)
Cash payments — 2002 restructuring	—	(200)	(200)

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

Cash payments — 2005 restructuring	(100)	—	(100)
Balance at December 31, 2005	$—	$—	$—

9.	Commitments and Contingencies

Leases

The Company leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows:

2006	$844,000
2007	64,000
2008	—

$908,000

Rent expense, net approximated $839,000, $611,000 and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recognized approximately $77,000 of sublease income in 2005, which was offset against rent expense.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A proposal was made in 2003 for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the Court. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.

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

Additionally, the Company was named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between a former French distributor of the Company’s and one of the distributor’s end user customers. While the Company believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, against the Company accrued approximately $250,000, or approximately one-half of the total judgment against distributor, in the September 2005 quarter.

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

Line of Credit

As of December 31, 2005, the Company had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. At December 31, 2005, the Company had no unused borrowing capacity.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholders’ Equity

Ordinary Shares

Ordinary Shares reserved for future issuance are as follows:

	December 31,
	2005	2004

Exercise of outstanding options	6,323,840	7,986,485
Ordinary Shares available for grant under stock option plans	11,277,654	9,444,026

	17,601,494	17,430,511

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

Preferred Stock

The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred stock, none of which had been issued at December 31, 2005.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the automatic annual increase on July 1, 2001, the Company approved an additional increase in the Ordinary Shares available under the 1998 Plan and the 1996 Israel Plan to increase the total Ordinary Shares available under the Plans by an aggregate of 2,500,000 Ordinary Shares, as of June 30, 2001. The total amount of the increase was allocated 60% (1,500,000 Ordinary Shares) to the 1998 Plan and 40% (1,000,000 Ordinary Shares) to the 1996 Israel Plan. During the years ended 2003, 2004 and 2005, there were no increases beyond the automatic annual increase.

The Company introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. The Company has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. During 2005, 175,245 shares were issued at $0.43 per share. During 2004, 154,247 total shares were issued, of which 116,639 were issued at $0.65 per share and 37,608 were issued at $0.47 per share. During 2003, 196,691 total shares were issued all of which were issued at $0.20 share. As of December 31, 2005, 2,305,324 shares were available for grant under the Employee Stock Purchase Plan. The weighted average per share value of the shares at December 31, 2005, 2004 and 2003 was approximately $0.43, $0.61 and $0.20, respectively.

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

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under the stock option plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available For	Options	Exercise Price	Average	Value of
	Grant	Outstanding	per Share	Exercise Price	Option Granted

Balance at December 31, 2002	7,711,094	8,772,774	$0.12-$19.00	$3.38	$0.71

Options granted	(1,271,388)	1,271,388	$0.23-$ 1.15	$0.90
Options exercised	—	(591,235)	$0.12-$ 0.77	$0.70
Options canceled	2,661,847	(2,661,847)	$0.24-$17.00	$2.26

Balance at December 31, 2003	9,101,553	6,791,080	$0.12-$19.00	$3.62	$0.78

Options authorized	1,960,000	—	—	—
Options granted	(3,352,500)	3,352,500	$0.37-$ 1.61	$0.47
Options exercised	—	(117,687)	$0.23-$ 1.05	$0.70
Options canceled	1,927,314	(1,927,314)	$0.23-$17.25	$1.90

Balance at December 31, 2004	9,636,367	8,098,579	$0.24-$19.00	$2.77	$0.38

Options granted	(645,000)	645,000	$0.42-$ 0.57	$0.46
Options exercised		(133,452)	$0.52-$ 0.75	$0.58
Options canceled	2,286,687	(2,286,287)	$1.20-$12.50	$3.77
Options Expired	(834)	—	—	—
Balance at December 31, 2005	11,277,654	6,323,840	$2.85-$17.25	$0.58	$0.46

Exercise prices for options outstanding and exercisable as of December 31, 2005 and the weighted-average remaining contractual life are as follows:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding as	Remaining	Average	Exercisable as	Average
Exercise Prices	Of 12/31/05	Contractual Years	Exercise Price	of 12/31/05	Exercise Price

$ 0.26 - $ 0.37	42,500	4.99	$0.32	26,250	$0.29
$ 0.38 - $ 0.39	2,177,500	5.84	$0.39	997,332	$0.39
$ 0.40 - $ 0.57	782,500	7.03	$0.46	57,674	$0.45
$ 0.60 - $ 0.65	708,500	5.53	$0.61	359,841	$0.61
$ 0.72 - $ 1.15	769,773	3.14	$0.95	660,788	$0.92
$ 1.20 - $ 1.20	30,000	2.17	$1.20	30,000	$1.20
$ 1.32 - $ 1.32	725,000	6.00	$1.32	271,875	$1.32
$ 1.50 - $ 7.32	335,067	2.26	$5.03	331,410	$5.06
$15.63 - $15.63	3,000	1.40	$15.63	3,000	$15.63
$17.25 - $17.25	750,000	1.65	$17.25	750,000	$17.25

$ 0.26 - $17.25	6,323,840	4.93	$2.85	3,488,170	$4.68

There were 3,488,170, 3,480,721 and 3,594,322 options exercisable as of December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, options to purchase 13,899 shares expired with a weighted average exercise price of $1.16 per share. During the year ended December 31, 2004, options to purchase 175,889 shares expired with a weighted average exercise price of $2.10 per share. During the year ended December 31, 2004, options to purchase 13,899 shares expired with a weighted average exercise price of $1.16 per share. The weighted average per share value of the options at December 31, 2005, 2004 and 2003 was approximately $0.46, $0.38 and $0.78, respectively.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 1999, in connection with the grant of certain stock options, the Company recorded deferred stock compensation of $2,608,000. Such amounts represented the difference between the exercise price and the deemed fair market value of its Ordinary Shares on the date such stock options were granted. Such amount was amortized based on an accelerated method over the vesting period of the options, generally four years.

Warrants Issued

As part of its settlement of lease obligations with its landlord in San Jose, California, in November 2003, the Company issued warrants to purchase 200,000 Ordinary Shares. These warrants were valued at $0.66 per Ordinary Share, and expire seven years from the date of issuance. The Company recorded a charge of $120,000 related to the warrants during 2003.

11.  BackWeb Technologies Inc. 401(k) Plan (Plan)

The Company offers a defined contribution plan (the “Plan”) for eligible employees in the U.S. During 2005, participants in the Plan were allowed to contribute up to the lower of 25% of their compensation or $14,000 in the Plan. The participants are 100% vested in the Plan at the time of contribution. The Company does not make contributions to the Plan.

12.	Income Taxes

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

Tax Benefits Under the Law for the Encouragement of Capital Investments, 1959:

The Company’s production facilities have been granted the status of “Approved Enterprise” by the Israel government under the law for the Encouragement of Capital Investments, 1959 (the “Law”) for two separate investment programs. The Company has elected the alternative benefits program, waiver of grants in return for tax-exemptions. Pursuant thereto, income derived in Israel from the “Approved Enterprise” entitles the Company to tax exemption for a period of two years commencing in the first year that it will earn taxable income from the Approved Enterprise. After this the Company is entitled to a reduced tax rate of 10%-25% for an additional 5 to 8 year period (depending on the rate of foreign investment in BackWeb in the relevant year). The tax benefit period is limited to the earlier of 12 years from the date the Approved Enterprise was activated or 14 years from receiving the approval. In addition, the Company is entitled to take a tax deduction in respect of accelerated depreciation on the approved investment in fixed assets. Accordingly, the period of benefits relating to these investment programs will expire in

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years 2009 through 2014. Thereafter, BackWeb will be subject to the regular corporate tax rate on its Israel income. Income from sources other than the Approved Enterprise will be subject to tax at the regular rate.

The entitlement to the above benefits is conditional upon the Company fulfilling the conditions stipulated in the Investment Law and the regulations thereunder and the criteria set forth in the applicable certificate of approval issued by the Israeli Investment Center. If BackWeb fails to meet certain conditions as stipulated by law and the Approval Certification, it could be subject to corporate tax in Israel at the regular corporate rate and could be required to refund tax benefits already received at that time (inclusive of linkage adjustment to the Israeli CPI and interest).

The Company has completed its investments of its two investments programs. As of December 31, 2005, the tax benefit period had not commenced.

The tax-exempt profits that will be earned by the Company’s “Approved Enterprise” can be distributed to shareholders without imposing tax liability on the Company upon the complete liquidation of the Company. BackWeb currently has no plans to distribute such tax-exempt income as dividend and intends to retain future earnings to finance the development of the business. If the retained tax-exempt income were distributed in a manner other than in the complete liquidation of BackWeb, it would be taxed at the corporate tax rate applicable to such profits.

As of December 31, 2005, BackWeb had approximately $102.0 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

U.S. Income Taxes

At December 31, 2005, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $6.3 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2025.

Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Pretax Loss

Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

Domestic (Israel)	$183	$4,937	$9,144
Foreign	850	206	1,582

	$1,033	$5,143	$10,726

Due to operating losses and the inability to recognize the benefits there from, there was no provision for income taxes for the years ended December 31, 2005, 2004 or 2003.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004

U.S. net operating loss carryforwards	$2,265	$2,689
Reserves not currently deductible	149	1,471
Other, net	339	390

Net deferred assets before valuation allowance	2,753	4,550
Valuation allowance	(2,753)	(4,550)

Net deferred tax assets	$—	$—

As of December 31, 2005, the Company and its subsidiaries had provided valuation allowances of approximately $2.8 million in respect of deferred tax assets resulting from tax loss carryforwards, and other temporary differences. For the years ended December 31, 2005, 2004 and 2003, the valuation allowance decreased by $1.8 million and $3.9 million, and increased by $1.5 million, respectively.

13.	Geographic Information and Major Customer

The Company operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development and sales. Operations in North America and Europe include sales and marketing. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale or purchase (in thousands):

	Year Ended December 31,
	2005	2004	2003

Revenue from sales to unaffiliated customers:
North America	$4,565	$4,537	$4,757
Israel	—	92	795
Europe	2,346	870	950

	$6,911	$5,499	$6,502

	December 31,
	2005	2004	2003

Long-lived assets:
North America	$173	$123	$193
Israel	74	55	102
Other	1	2	6

	$248	$180	$301

Revenue from one customer, F-Secure, accounted for approximately 25%, 2% and 0% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. Revenue from one customer, Pfizer, accounted for approximately 15%, 8% and 6% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively. Revenue from one customer, Ignite/CABC, accounted for approximately 0%, 16% and 0% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from one customer, Hewlett-Packard Company, accounted for approximately 2%, 4% and 15% of the Company’s total revenue in the years ended December 31, 2005, 2004 and 2003, respectively.

Note 14.	Accounting for and Disclosure of Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for such obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005 and 2004.

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

None.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Litigation against Chris Marshall, a former employee.  During 2004, we won a default judgment against our former Director of Finance, Chris Marshall, related to loans that we granted to him that he did not repay. We intend to continue to pursue the collection of this judgment.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and designated executive officers, as of March 11, 2006, are:

Name	Age	Position

Eli Barkat	42	Chairman of the Board
Kara Andersen	41	Director
Uday Bellary	51	Director
Amir Makleff	58	Director
William Heye	45	Chief Executive Officer
Ken Holmes	40	Vice President, Finance
Moshe Raccah	39	Vice President, Sales & Business Development

Eli Barkat has served as our Chairman of the Board since 1996. He also served as our Chief Executive Officer from 1996 through December 2003. From 1988 to February 1996, Mr. Barkat served as a Managing Director and

Vice President of Business Development of BRM Technologies Ltd., a technology venture firm. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition, Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat holds a B.S. degree in Computer Science and Mathematics from the Hebrew University of Jerusalem.

Kara Andersen has served as one of our directors since December 2005. Ms. Andersen is Vice President of Quality Assurance and Administration and In House Counsel at PneumRx, Inc., a medical device company. Prior to joining PneumRx in August 2004, Ms. Andersen was a partner at the law firm of Keker & Van Nest, LLP, where she had practiced since 1996. Ms. Andersen received an A.B. in Organizational Behavior and Management and French Literature from Brown University and a J.D. from the UCLA School of Law. Ms. Andersen also currently serves on the Boards of Directors of the Legal Aid Society-Employment Law Center and of ODC, a non-profit arts organization.

Uday Bellary has served as one of our directors since 2004. Mr. Bellary has been the Chief Financial Officer of Atrica, Inc., a telecommunications equipment manufacturer, since April 2005. Prior to that, Mr. Bellary was the Executive Vice President and Chief Financial Officer of VL, Inc., a provider of “Voice over IP” technology and services from September 2003 until April 2005. From February 2000 through September 2003, Mr. Bellary served as Senior Vice President, Finance & Administration and Chief Financial Officer of Metro Optix, Inc., a provider of optical networking equipment that was acquired in September 2003 by Xtera Communications. From September 1997 to October 1999, he served as Vice President of Finance and Chief Financial Officer of MMC Networks, Inc., a publicly traded manufacturer of data networking processors that was acquired in October 2000 by Applied Micro Circuits Corporation. Mr. Bellary also serves on the board of directors of Versant Corporation and several private companies. Mr. Bellary holds a B.S. degree in Finance, Accounting and Economics from Karnatak University, India and a DMA degree in Finance and Managerial Accounting from the University of Bombay, India. He is a Certified Public Accountant in the U.S. and a Chartered Accountant in India.

Amir Makleff has served as one of our directors since August 2004. Mr. Makleff is a co-founder of BridgeWave Communications, a provider of gigabit wireless products and high frequency Micro-Electro-Mechanical Systems (MEMS) technology, and has served as its President and Chief Executive Officer since January 1999. From November 1995 to November 1998, Mr. Makleff served as Chief Operating Officer and Senior Vice President of Engineering of Netro Corporation, a fixed wireless networking infrastructure provider. From 1990 to 1995, Mr. Makleff served as General Manager and Vice President, Engineering of the Access Division of Telco System, a telecom equipment supplier. Prior to that, Mr. Makleff held senior engineering and marketing positions at Nortel, Amdhal, and Telestream Corporation, of which he was co-founder. Mr. Makleff served for eight years in various senior research and development roles in the Israeli Ministry of Defense. Mr. Makleff holds B.S. and M.S. degrees from the Technion —  Israel Institute of Technology.

William Heye has been one of our directors since July 2005. Mr. Heye became our Chief Executive Officer as of October 11, 2004. Prior to that, he served as our Vice President, Business Development and Products from 2003 through 2004, as our Vice President, Professional Services from 2001 through 2003, as Director of Research and Development from 1998 through 2001, and as Director of Product Management and Marketing from 1996 through 1998. Prior to joining BackWeb, from 1992 to 1996 Mr. Heye was Director of Marketing and Sales at The Voyager Company, a media company, responsible for launching the company’s consumer film and CD-ROM products and developing sales and marketing programs. From 1985 to 1990, Mr. Heye held various technical and sales positions at IBM. Mr. Heye holds a B.S. degree in Mechanical Engineering and a B.A. degree in English from Texas A&M University, and an M.B.A. degree from Harvard Business School.

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

Moshe Raccah joined BackWeb in October 2005 as our Vice President of Business Development and Professional Services, and he became our Vice President of Sales and Business Development in January, 2006.

Prior to joining BackWeb, from 2001 to 2005, Mr. Raccah was Vice President of Strategic Alliances at Amdocs Inc., a provider of billing and customer relationship management software to the telecommunications industry. Prior to Amdocs, from 1999 to 2001, Mr. Raccah was the founder and CEO of Personetics, a provider of Internet-based interaction systems, and of Winsite, a high-end systems integrator.

There are no family relationships between or among any of our directors or executive officers.

Audit Committee

We have a standing Audit Committee whose current members are Messrs. Bellary and Makleff and Ms. Andersen, with Mr. Bellary serving as the chair of the Audit Committee. The Audit Committee is responsible for assisting the Board in its oversight of our accounting and financial reporting processes, the audits of our financial statements, and our system of internal controls. Our Board of Directors has determined that Mr. Bellary qualifies as an “audit committee financial expert,” as defined under Item 401(h) of Regulation S-K, by reason of his relevant business experience, which is set forth above, and that each member of the Audit Committee is independent as defined under the rules of The Nasdaq Stock Market and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, with respect to fiscal year 2005, all filing requirements applicable to our executive officers, directors and 10 percent shareholders were met, except that Forms 3 were not filed in connection with the designation of Moshe Raccah and Pete Szalay as Section 16 officers by our board of directors on November 1, 2005 and Forms 4 were not filed with respect to the initial option grants made to each of Messrs. Raccah and Szalay on November 1, 2005, the option grant made to Messrs. Barkat, Bellary and Makleff following the 2005 Annual General Meeting of Shareholders, and the initial option grant issued to Kara Andersen on December 29, 2005 following her election to the Board. Mr. Szalay’s employment with BackWeb terminated in January 2006.

Code of Ethics

We have adopted a Code of Ethics for all of our directors and employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of this Code of Ethics is available at our website, www.backweb.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed on such website.

Item 11.	Executive Compensation

The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2005, December 31, 2004 and December 31, 2003 by our Chief Executive Officer and our two other current executive officers (collectively, our “Named Executive Officers”):

Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation			Awards
				Other Annual	Securities
		Salary	Bonus	Compensation	Underlying
Name and Principal Position		($)	($)	($)(4)	Options (#)

William Heye(1)	2005	180,000	90,000	14,461	—
Chief Executive Officer	2004	180,000	44,126	11,763	700,000
	2003	180,000	13,771	50,977	60,000
Ken Holmes(2)	2005	155,000	56,364	—	—
Vice President, Finance	2004	155,000	25,480	—	193,000
	2003	99,260	9,141	—	66,000
Moshe Raccah(3)	2005	43,750	2,500	18,089	150,000
Vice President, Sales & Business	2004	—	—	—	—
Development	2003	—	—	—	—

(1)	Mr. Heye became our Chief Executive Officer in October 2004. Prior to this time, he served as our Vice President, Business Development and Products.

(2)	Mr. Holmes joined BackWeb in May 2003.

(3)	Mr. Raccah joined BackWeb in October 2005 as the Vice President, Business Development and Professional Services.

(4)	The “Other Annual Compensation” includes commission payments, severance payments, and vacation payout amounts.

Stock Option Grants in Fiscal 2005

The following table presents each grant of stock options to each of our Named Executive Officers under our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan (collectively, the “Option Plans”) during the fiscal year ended December 31, 2005, including the potential realizable value of the options at assumed 5% and 10% annual rates of appreciation over the term of the option, compounded annually. These rates of returns are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projections of our future stock prices. Actual gains, if any, on stock option exercises will depend on the future performance of our Ordinary Shares. No stock appreciation rights were granted during this period.

Percentages shown under “Percent of Total Options Granted to Employees in Fiscal Year” are based on an aggregate of 645,000 options granted to our employees under the Option Plans during the fiscal year ended December 31, 2005.

The exercise price of the option granted to Mr. Raccah was equal to the closing sale price of our Ordinary Shares as quoted on the Nasdaq Capital Market the day before the date of grant. The option has a term of ten years and vests as to 25% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/48 of the Ordinary Shares subject to the option each month thereafter until the option is fully vested four years from the grant date.

Option Grants in Fiscal 2005

Potential Realizable
	Number of	Percent of				Value at Assumed
	Securities	Total Options				Annual Rates of Stock
	Underlying	Granted to	Exercise or			Price Appreciation for
	Options	Employees in	Base Price		Expiration	Option Term
Name	Granted (#)	Fiscal Year	($/Share)	Grant Date	Date	5%	10%

William Heye	—	—	—	—	—	—	—
Ken Holmes	—	—	—	—	—	—	—
Moshe Raccah	150,000	23.3%	$0.42	11/01/2005	11/01/2015	$39,620	$100,406

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None of the Named Executive Officers in the Summary Compensation Table, set forth above, exercised any of his options during the fiscal year ended December 31, 2005. The following table sets forth the number and value of securities underlying unexercised options held by each of the Named Executive Officers as of December 31, 2005.

In the table below, amounts shown under the column “Value of Unexercised In-the-Money Options at Fiscal Year End” are based on the fair market value, i.e. the closing sale price, of our Ordinary Shares as quoted on the Nasdaq Capital Market on December 31, 2005 (which was $0.56 per Ordinary Share), less the exercise price payable for such Ordinary Shares.

Aggregate Option Exercises in Fiscal 2005

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at Fiscal Year End		at Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William Heye	591,666	573,834	$42,592	$76,408
Ken Holmes	145,041	113,959	$17,772	$15,038
Moshe Raccah	—	150,000	$—	$21,000

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

Mr. Raccah’s current base salary is $175,000 and his bonus for 2005 will be determined according to the terms of BackWeb’s 2005 variable compensation plan. Mr. Raccah’s employment is at will and may be terminated at any time, with or without formal cause.

Compensation of Directors

Directors who are not employees of BackWeb are compensated for their services as follows:

•	A retainer fee of $1,000, per fiscal quarter;

•	A fee of $1,000 for each meeting of the Board of Directors attended; and

•	A fee of $1,000 for each committee meeting attended, with the Chair of the Audit Committee being paid an additional $500 for each committee meeting.

In addition, non-employee directors receive a non-discretionary option grant under either our 1998 U.S. Stock Option Plan or 1996 Israel Stock Option Plan to acquire 50,000 Ordinary Shares upon their initial election or appointment to the Board of Directors and annual option grants of 15,000 Ordinary Shares at each Annual General Meeting of Shareholders thereafter during their term of service. Accordingly, following our 2005 Annual General Meeting of Shareholders held in December 2005, each of Messrs. Barkat, Bellary and Makleff received options to purchase 15,000 Ordinary Shares and Ms. Andersen received an option to purchase 50,000 Ordinary Shares. Grants are not be made in cases where the initial term is shorter than six months. These grants vest over a period of four years, with one- quarter of the shares underlying the option becoming vested and exercisable after one year and monthly thereafter over the remaining period of thirty-six months, subject to continued service as one of our directors. The grant date of any such options is deemed to be the date that the non-employee director is initially elected or appointed to the Board. The per share exercise price is the closing sale price of our Ordinary Shares on The Nasdaq Capital Market the day before the grant date.

Reasonable expenses incurred by each director in connection with his or her duties as a director are also reimbursed. A Board member who is also an employee of BackWeb does not receive compensation for service as a director.

Compensation Committee Interlocks and Insider Participation

Ms. Andersen and Messrs. Bellary and Makleff are members of the Compensation Committee of our Board of Directors. None of these directors has ever been one of our officers or employees nor during the past fiscal year had any other interlocking relationships as defined by the SEC. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our Ordinary Shares beneficially owned, as of March 4, 2006, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our directors, and (iv) our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Except as indicated below, the address for each listed director and officer is c/o BackWeb Technologies Ltd., 10 Ha’amal Street, Park Afek, Rosh Ha’ayin 48092, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options held by such person that are exercisable within 60 days of March 4, 2006, but excludes Ordinary Shares underlying options held by any other person. Percentage of beneficial ownership is based on 41,255,846 Ordinary Shares outstanding as of March 4, 2006.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
NirBarkat Holdings Ltd.(3)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
Named Executive Officers and Directors
Eli Barkat(4)	4,696,096	11.0%
William Heye(5)	703,375	1.7%
Ken Holmes(6)	191,708	*
Moshe Raccah	—	—
Uday Bellary(7)	20,833	*
Amir Makleff(8)	20,833	*
Kara Andersen	—	—
Executive officers and directors as a group (7 persons)(9)	5,632,845	12.9%

*	Less than 1%

(1)	Eli Barkat substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include (i) 198,131 Ordinary Shares owned directly by Mr. Barkat, (ii) 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership, (iii) and 163,285 Ordinary Shares held by BRM Technologies Ltd. in which EliBarkat Holdings Ltd. is a shareholder, with respect to which shares Mr. Barkat and EliBarkat Holdings Ltd. disclaim control and beneficial ownership.

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

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chairman and former Chief Executive Officer. The shares listed in the table above for Nir Barkat Ltd. do not include 163,285 Ordinary Shares held by BRM Technologies Ltd. in which Nir Barkat Ltd. is a shareholder, with respect to which shares Mr. Barkat and Nir Barkat Ltd. disclaim control and beneficial ownership.

(4)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 1,343,750 Ordinary Shares that are exercisable within sixty days of March 4, 2006.

(5)	The shares listed in the table above for Mr. Heye include options to purchase 696,708 Ordinary Shares that are exercisable within sixty days of March 4, 2006.

(6)	The shares listed in the table above for Mr. Holmes include options to purchase 181,708 Ordinary Shares that are exercisable within sixty days of March 4, 2006.

(7)	The shares listed in the table above for Mr. Bellary include options to purchase 20,833 Ordinary Shares that are exercisable within sixty days of March 4, 2006.

(8)	The shares listed in the above table for Mr. Makleff include options to purchase 20,833 Ordinary Shares that are exercisable within sixty days of March 4, 2006.

(9)	The shares listed in the table above for our executive officers and directors as a group include 2,263,832 Ordinary Shares subject to options which are exercisable within 60 days of March 4, 2006.

Equity Compensation Plan Information

Our shareholders have approved all of our equity compensation plans.

The following table summarizes the number of our Ordinary Shares that may be issued under our equity compensation plans as of December 31, 2005.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	6,323,840	$2.85	13,582,144	(2)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	6,323,740	$2.85	13,582,144

(1)	Includes our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan, which provide for an annual increase in the number of Ordinary Shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 1,960,000 Ordinary Shares or (b) 5% of the Ordinary Shares outstanding on that date, with 30% of the Ordinary Shares being allocated to the 1996 Israel Stock Option Plan and 70% of such Shares being allocated to the 1998 United States Stock Option Plan. Also includes 1,820,608 Ordinary Shares reserved for issuance under our 1999 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 833,333 Ordinary Shares or (b) 2% of the Ordinary Shares outstanding on that date.

(2)	Includes 2,305,324 shares subject to issuance under our 1999 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions

Other than the compensation arrangements described in Item 11 above, since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm Grant Thornton, LLP:

	2005	2004

Audit Fees	$114,000	$165,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—

Total	$114,000	$165,000

Audit Fees.  This category includes the audit of BackWeb’s annual financial statements and review of financial statements included in BackWeb’s Quarterly Reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits.

The services performed by Grant Thornton, LLP in 2005 and 2004 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for pre-approval with an estimate of fees for the services. Pre-approval is generally provided at regularly scheduled meetings.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K:

1. Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included at Part II, Item 8, as listed at Part II, Item 8 (b), and such list is incorporated herein by reference.

2. Financial Statement Schedules.

Schedule II: Schedule of Valuation and Qualifying Accounts at December 31, 2005

SCHEDULE II

BACKWEB TECHNOLOGIES, LTD.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
At December 31, 2005

			Write-off of
	Balance at	Provision for	Previously	Balance at
	Beginning	Doubtful	Provided	End of
	of Period	Accounts	Accounts	Period
	(In thousands)

Year Ended December 31, 2005 Allowance for Doubtful Accounts	$643	$0	$(364)	$279
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$2,150	$0	$(1,507)	$643
Year Ended December 31, 2003 Allowance for Doubtful Accounts	$2,046	$104	$0	$2,150

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

Dated: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ William Heye William Heye	Chief Executive Officer and a Director (Principal Executive Officer)	March 29, 2006

/s/ Ken Holmes Ken Holmes	Vice President, Finance (Principal Financial and Accounting Officer)	March 29, 2006

/s/ Eli Barkat Eli Barkat	Chairman of the Board of Directors	March 29, 2006

/s/ Uday Bellary Uday Bellary	Director	March 29, 2006

/s/ Amir Makleff Amir Makleff	Director	March 29, 2006

/s/ Kara Andersen Kara Andersen	Director	March 29, 2006

EXHIBIT INDEX

Exhibit No		Description

3.1		Articles of Association of BackWeb Technologies Ltd., as amended
3.2		Memorandum of Association of Registrant (English translation)(1)
4.1		Specimen of Ordinary Share Certificate(1)
10	.1*	1996 Israel Stock Option Plan (English translation)(1)
10	.2*	Appendix A to Israeli Stock Option Plan, effective January 1, 2003(2)
10	.3*	Form of Option Agreement for Israeli Stock Option Plan(2)
10	.4*	1996 U.S. Stock Option Plan(3)
10	.5*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002)(4)
10	.6*	Form of Option Agreement for 1998 U.S. Stock Option Plan(2)
10	.7*	1999 Employee Stock Purchase Plan(5)
10.8		Lease Agreement for 10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel (English translation)(10).
10.9		Master Lease Agreement between BackWeb Technologies Inc. and Speiker Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California(6)
10.10		1st Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(7)
10.11		2nd Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and BackWeb Technologies, Inc.(2)
10.12		3rd Amendment to Lease, made between CA-Gateway Office Limited Partnership, as successor by conversion to EOP-Gateway Office, L.L.C., as successor in interest to Speiker Properties, L.P., and BackWeb Technologies Inc.(2)
10.13		Promissory Note by BackWeb Technologies Inc., as Maker, to CA-Gateway Office Limited Partnership, as Payee, date October 27, 2003(2)
10.14		Guaranty of Lease by BackWeb Technologies Ltd.(2)
10.15		Guaranty of Note by BackWeb Technologies Ltd.(2)
10.16		Warrant to Purchase 200,000 Ordinary Shares, issued by BackWeb Technologies Ltd. to CA-Gateway Office Limited Partnership(2)
10.17		Form of Agreement by and among Interad (1995) Ltd. and NirBarkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh(9)
10	.18*	Offer letter with William Heye(10)
10	.19*	Offer letter with Ken Holmes(10)
10	.20*	Director Cash Compensation Arrangement(10)
10	.21*	Offer letter with Moshe Raccah(11)
21.1		Subsidiaries of the Registrant(10)
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2		Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32.1		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(2)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004.

(3)	Incorporated herein by reference to Exhibit 10.2 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(4)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(5)	Incorporated herein by reference to Exhibit 10.4 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(6)	Incorporated herein by reference to Exhibit 10.7 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.18 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(8)	Incorporated herein by reference to Exhibit 10.19 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(9)	Incorporated herein by reference to Exhibit 10.8 from the Company’s Registration Statement on Form F-1 (File No. 333-10358).

(10)	Incorporated herein by reference to the corresponding Exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005.

(11)	Incorporated herein by reference to Exhibit 99.2 from the Company’s Current Report on Form 8-K filed on November 3, 2005.

*	Indicates management contract or compensatory plan or arrangement.