Form 10-Q
period 2006-03-31
BACKWEB TECHNOLOGIES LTD
filed 2006-05-15
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 41,248,346 Ordinary Shares outstanding as of May 2, 2006.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Factors that may cause or contribute to such differences include those discussed in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.” Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and, therefore, our actual results may differ materially from such statements. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,375	$1,583
Short-term investments	4,090	6,293
Trade accounts receivable, net	2,421	1,554
Other accounts receivable and prepaid expenses	285	325

Total current assets	9,171	9,755
Long-term investments and long-term assets	44	35
Property and equipment, net	194	213

Total assets	$9,409	$10,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270	$247
Accrued liabilities	1,696	1,731
Deferred revenue	1,219	976

Total current liabilities	3,185	2,954
Long-term liabilities	—	8
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	151,788	151,763
Accumulated other comprehensive income	(1)	(2)
Accumulated deficit	(145,563)	(144,720)

Total shareholders’ equity	6,224	7,041

Total liabilities and shareholders’ equity	$9,409	$10,003

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Revenue:
License	$791	$767
Service	865	890

Total revenue	1,656	1,657
Cost of revenue:
License	21	5
Service	240	159

Total cost of revenue	261	164

Gross profit	1,395	1,493
Operating expenses:
Research and development	582	593
Sales and marketing	1,075	725
General and administrative	605	404

Total operating expenses	2,262	1,722

Loss from operations	(867)	(229)

Interest and other income/(expense), net	25	(20)

Net loss	$(842)	$(249)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share	41,143	40,877

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
	Unaudited
Operating Activities
Net loss	$(842)	$(249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	21
Gain on disposal of property and equipment	—	128
Changes in operating assets and liabilities:
Trade accounts receivable	(867)	590
Other receivables, prepaid expenses, and other long-term assets	31	76
Accounts payable and accrued liabilities	(12)	(250)
Deferred revenue and long-term liabilities	235	(446)

Net cash used in operating activities	(1,415)	(386)

Investing Activities
Proceeds from disposals / (purchases) of property and equipment	(21)	128
Proceeds from sales / (purchases) of short-term investments	2,203	(31)

Net cash provided by investing activities	2,182	97

Financing Activities
Proceeds from issuance of Ordinary Shares, net	25	31

Net cash provided by financing activities	25	31

Increase / (decrease) in cash and cash equivalents	792	(258)
Cash and cash equivalents at beginning of the period	1,583	5,213

Cash and cash equivalents at end of the period	$2,375	$4,955

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. BackWeb sells its products primarily to end users in a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers, OEMs and sales/marketing partners.
     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2006 or any future interim period.
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
     Net Loss Per Share — Basic net loss per share is calculated using the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 6,090,821 and 6,712,016 at March 31, 2006 and 2005, respectively.
     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited
Net loss	$(842)	$(249)

Basic and diluted:
Weighted-average shares	41,143	40,877
Less weighted-average shares subject to forfeiture	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	41,143	40,877

Basic and diluted net loss per share	$(0.02)	$(0.01)

Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited
Net loss	$(842)	$(249)
Change in net unrealized gain (loss) on investments	1	14
Total comprehensive loss	$(841)	$(236)

Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant. The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by, or is a director of, the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS 123R. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS 123R.
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $108,000 for the three-month period ended March 31, 2006. All options granted in the three-month period ended March 31, 2006 were stock options and the related compensation expense was recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options granted during the first quarter of 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the first quarter of 2006:

	Three Months Ended
	March 31,	March 31,
Stock Options	2006	2005
Risk-free interest rates (1)	4.7%	4.2%
Expected lives (in years) (2)	5	5
Dividend yield (3)	0%	0%
Expected volatility (4)	83%	76%

	Three Months Ended
	March 31,	March 31,
Stock Purchase Shares	2006	2005
Risk-free interest rates (1)	4.7%	4.2%
Expected lives (in years) (2)	.5	.5
Dividend yield (3)	0%	0%
Expected volatility (4)	82%	76%

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

(2)	The expected term represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior

(3)	No cash dividends have been declared on the Company’s common stock since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	Expected volatility is based on relevant historical volatility of the Company’s stock factoring in daily share price observations.
     At March 31, 2006, approximately $400,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 4.7 years. The resulting effect on net loss and net loss per share attributable to common shareholders is not likely to be representative of the effects in future periods, due to additional grants and subsequent periods of vesting.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by

SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in the first quarter of 2006. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three-month period ended March 31, 2005:

March 31,
2005
Net loss as reported	$(249)
Stock based compensation expense determined under the fair value method	(156)

Pro forma net loss	$(405)

Net loss per share:
Basic and diluted — as reported	$(0.01)

Basic and diluted — pro forma	$(0.01)

     The Company accounts for stock options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 — “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods Or Services,” and, accordingly, recognizes as expense the estimated fair value of such options as calculated using the Black Scholes model. The fair value is remeasured during the service period and is amortized over the vesting period of each option or the recipient’s contractual arrangement, if shorter. No stock options were issued to non-employees other than options granted to non-employee members of the Board of Directors for service as Board members.
Recent Accounting Pronouncements.
     In December 2004, the FASB issued Staff Position SFAS No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes” (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1. FSP No. 109 is effective for the Company in fiscal 2006. The FASB’s guidance is not expected to have a material impact on the Company’s financial results.
     In December 2004, the FASB also issued Staff Position SFAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” (FSP No. 109-2) within the American Jobs Creation Act of 2004. The Act provides for a one-time deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the date of enactment, or the first tax year that begins during the one-year period beginning on the date of enactment. FSP No. 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specified disclosures for companies needing the additional time to complete the evaluation. The Company is currently evaluating the repatriation provisions of the Act and will complete its evaluation once guidance has been issued by the Treasury Department on the repatriation provision.
Note 2. Contingencies
Litigation
     On November 13, 2001, BackWeb, six of its officers and directors, and various underwriters for its initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the BackWeb case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.
     A proposal has been made for the settlement and for the release of claims against the issuer defendants, including BackWeb, has been submitted to the Court. BackWeb has agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court.
     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and BackWeb could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there were an adverse outcome, BackWeb’s business could be harmed. Thus, BackWeb cannot assure you that this lawsuit will not materially and adversely affect its business, results of operations, or the price of its Ordinary Shares.
     Additionally, BackWeb was jointly named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between a former French distributor of BackWeb and one of the distributor’s end user customers. While BackWeb believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, BackWeb accrued approximately $250,000, or approximately one-half of the total judgment against the distributor and Backweb, in the third quarter of 2005.
     From time to time, BackWeb is involved in litigation incidental to the conduct of its business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.
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
Line of Credit
     As of March 31, 2006, the Company had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. At March 31, 2006, the Company had no unused borrowing capacity.

Note 3. Restructuring Liabilities
     During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at March 31, 2005, there was an accrual of approximately $20,000 related to severance and other payments yet to be distributed. At March 31, 2006, there was no balance remaining related to restructuring charges and all amounts had either been disbursed or reversed.
     The following table summarizes the costs and activities related to the 2004 restructuring (in thousands):

Involuntary
Terminations
Total charge — 2004 restructuring	500
Cash payments — 2004 restructuring	(400)
Balance at December 31, 2004	$100

Cash payments — 2005 restructuring	(100)
Balance at December 31, 2005	$—

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

	Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited
Revenue:
North America	$1,627	$1,510
Israel	—	1
Europe	29	146

	$1,656	$1,657

	March 31,	December 31,
	2006	2005
	Unaudited
Long-lived assets:
North America	$163	$173
Israel	65	74
Other	10	1

	$238	$248

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for approximately $340,000, or 21% of our total revenue, and another accounted for approximately $285,000, or 17% of our total revenue, in the three months ended March 31, 2006. One customer accounted for approximately $375,000, or 23% of our total revenue, and another accounted for approximately $330,000, or 20% of our total revenue, in the three months ended March 31, 2005.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report, as well as the “Risk Factors” section that is set forth in Item 1A of Part II below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this report.
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
     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller, OEM and co-sales/marketing partners. Since 2002, our direct sales force has accounted for a significant majority of our revenue. However, the revenue from partner activities increased in 2005 and the first quarter of 2006, and we believe it could continue to increase in absolute dollars and in percentage of overall revenue.
Business Overview
     The first quarter of 2006 was a transition quarter for BackWeb. Following a stabilization period in 2005, we added headcount and related expenses to our sales and marketing team in the fourth quarter of 2005 and the first quarter of 2006 with a view towards expanding our presence in the mobility space. In our business, it generally takes two to three quarters before we realize any significant revenue from the investments we make in our sales and marketing team. As we integrate the new employees in our sales and marketing team and they become more productive, we will have an opportunity to expand revenue in future quarters. From an expense standpoint, we anticipated a higher level of spending in the first quarter of 2006 and expect spending to remain at approximately this increased level for the next several quarters as we integrate our new sales and marketing employees.
     In the first three months of 2006, our total revenue remained consistent as compared to the first quarter of 2005, and decreased only 6% as compared to the fourth quarter of 2005 even though our first fiscal quarter is traditionally weaker seasonally than our fourth fiscal quarter. License revenue in the first quarter of 2006 increased 3% and 6% compared to the same period last year and the fourth quarter of 2005, respectively. This increase in license revenue was offset by a 23% decrease in our professional services revenue compared to the fourth quarter of 2005, which reflected the completion of key customer implementation projects by the professional services organization during the first quarter, and a decrease in maintenance revenue as we replace customers using older product lines with new customers using our current product offerings.
     During the first quarter of 2006, we expanded a key relationship within our partner channel by certifying our second offline web application solution with Oracle. We believe this further validates the integration of BackWeb Offline Access Server™ with Oracle’s PeopleSoft Enterprise Learning Management application. The partnership with Oracle contributed substantially to new license revenue in the first quarter of 2006, as we executed a license transaction with Booz Allen Hamilton, a strategic management and technology consulting firm. We believe this partnership with Oracle, like other strategic partnerships we maintain, provides important future sales opportunities as we leverage the partners’ market presence and customer relationships to distribute our products. We plan to continue to invest in these relationships and expect to derive a significant amount of our revenue in future quarters through them.

     Our net loss for the first quarter of 2006 was impacted by several important factors. First, in connection with our ongoing efforts to streamline our operations, in the first quarter of 2006, we terminated our relationship with certain unproductive sales territories, resulting in one-time charges of approximately $100,000 that we do not expect to recur in the second quarter of 2006 or beyond. Second, the first quarter of 2006 was the initial adoption quarter of Statement of Financial Accounting Standard, or SFAS, 123R for the expensing of stock option related expenses. The impact of SFAS 123R to our statement of operations for the first quarter of 2006 was approximately $100,000, and this expense was distributed across all departments. Lastly, we closed and announced a significant transaction in late 2004 in which we received the entire license fee upon execution of the agreement, but we recognized this license as revenue during the fourth quarter of 2004 and in each quarter of 2005. This timing difference between cash collection and revenue recognition provided a gap in cash flow during each quarter of 2005 of approximately $375,000, where our typical loss for each quarter was approximately $200,000, and our typical cash used in our operations was approximately $600,000. In 2006, we will not recognize any revenue related to that 2004 transaction, so our net loss will more closely approximate our cash burn. Our net loss for the first quarter of 2006 was $842,000, which included $100,000 of SFAS 123R non-cash expense and approximately $50,000 of traditional non-cash expense items such as depreciation. As a result, our net cash used in our operations in the first quarter of 2006 was approximately $700,000.
     After the close of business on March 31, 2006, we collected four significant accounts receivable from sales made in the fourth quarter of 2005 and the first quarter of 2006. Because these collections were not made during the first quarter of 2006 resulted in an increase in our traditional levels of accounts receivable which led in a correspondingly greater than normal decrease in our cash balance at the end of the first quarter of 2006. As these accounts receivable were collected subsequent to quarter end, we expect to have a cash flow positive second quarter of 2006, and assuming normal cash collection patterns in the second quarter of 2006, we expect our net cash used in operations to be approximately $700,000.
     We remain focused on the market to mobilize enterprise Web applications. Enterprise applications have migrated almost entirely to web-based architectures, and with the advancement of Service Oriented Architectures (SOA), web services and composite applications, we believe that the web-based enterprise architecture is becoming the foundation upon which all business processes will be enabled or automated. Concurrently, professional workers are becoming increasingly mobile, accomplishing their work on laptops while they work with customers, partners and in remote work environments. In their mobile work, they are occasionally connected via wireless networking but require their key applications to be always available, even between wireless connections.
     Our ability to achieve revenue and profitability in this market will depend on our ability to identify and penetrate the application and industry market segments for which the need for mobile web application usage is most acute. Key applications include e-learning, human resources talent management/performance management, customer relationship management, knowledge management, clinical trials and content portals. Key industry segments include pharmaceuticals, manufacturing and consulting.
     An important factor in our success will be our ability to establish partnerships with application vendors in these market segments. We believe that our recent personnel additions will help us address these market segments and partnerships. We intend to manage our expenses carefully while engaging and executing in productive market segments to pursue revenue growth.
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
     We recognize software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE of fair value exists for the delivered elements. Under the Residual Method, any discounts in the arrangement are allocated to the delivered element.
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
     Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts
     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against trade accounts receivable. Management specifically analyzes customer accounts, accounts receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentration, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent.
     Management believes it is able to make reasonably objective judgments on the adequacy of other provisions relating to trade accruals. We have not made any provision for contingent liabilities which has involved significant management judgment that either we will prevail in the case of material litigation or that we have sufficient insurance to cover any adverse outcome. A discussion of our outstanding material litigation is contained in Part II, Item 1 “Legal Proceedings” of this Form 10-Q.

Results of Operations
     The following table sets forth our results of operations for the three months ended March 31, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended
	March 31,	March 31,
	2006	2005
	Unaudited
Revenue:
License	48%	46%
Service	52	54

Total revenue	100	100

Cost of revenue:
License	1	—
Service	15	10

Total cost of revenue	16	10

Gross profit	84	90
Operating expenses:
Research and development	35	36
Sales and marketing	65	44
General and administrative	37	24

Total operating expenses	137	104

Loss from operations	(53)	(14)
Interest and other income, net	2	(1)
Net loss	(51%)	(15%)

Revenue
Total revenue

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Total revenue	$1,656	($1)	—%	$1,657
As a percentage of total revenue	100%	—	—	100%
     We derive revenue from license, maintenance, and consulting services for BackWeb OAS, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. Total revenue in the three months ended March 31, 2006 was relatively flat as compared to the same period in 2005 primarily due to an increase in license revenue, which was offset by a decrease in services fees. We have limited visibility to forecast revenue and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     In the three months ended March 31, 2006, two customers accounted for approximately 21% and 17% of total revenue. One customer accounted for approximately $375,000, or 23% of our total revenue, and another accounted for approximately $330,000, or 20% of our total revenue, in the three months ended March 31, 2005.We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
License revenue

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
License revenue	$791	$24	3.1%	$767
As a percentage of total revenue	48%	—	2%	46%

     The increase in license revenue in the three months ended March 31, 2006 as compared to the same periods in 2005 was primarily due to a license sale of our OAS product made to a new customer which accounted for approximately $315,000, or 40%, of license revenue for the three months ended March 31, 2006. The first quarter of 2005 included $375,000 of license recognition from the significant agreement signed with one customer in late 2004; we did not recognize any revenue from this transaction in the first quarter of 2006.
Service revenue

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Service revenue	$865	($25)	(3%)	$890
As a percentage of total revenue	52%	—	(2%)	54%
     Service revenue, which includes maintenance and consulting services, decreased for the three months ended March 31, 2006 when compared to the same period in 2005 due to a decrease in maintenance fees. The decrease in maintenance fees was primarily related to customers on our older product lines declining maintenance services at a faster rate than customers of our newer product lines are being signed. This decrease was partially offset by an increase in consulting services fees. The vast majority of our consulting revenue during the period was associated with our BackWeb OAS product.
     During the balance of 2006, we expect service revenue to grow commensurately with our license sales. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb OAS. Any increase in maintenance revenue from BackWeb OAS, however, is dependent upon an absolute dollar level increase in license revenue from that product, which may not occur. Further, while we expect consulting revenue to remain relatively flat over the balance of 2006, this too is dependent on increased licenses of our BackWeb OAS.
Cost of Revenue

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of revenue	$261	$97	59%	$164
As a percentage of total revenue	16%	—	6%	10%
     Cost of revenue increased both in absolute dollars and as a percentage of revenue during the three months ended March 31, 2006 as compared to the same period in 2005. This increase was due to an increase in the size of the service team performing maintenance and consulting work, as well as increased use of resources within our research and development team on our professional services engagements.
Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of license revenue	$21	$16	320%	$5
As a percentage of license revenue	3%	—	2%	1%
As a percentage of total revenue	1%	—	1%	—

     Cost of license revenue increased as a percentage of revenue during the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to royalties associated with the Office of the Chief Scientist program (OCS) in Israel. Under this program BackWeb receives cash in the form of reimbursement of research and development expenses from the OCS to develop technology within Israel, and then as sales of the product developed under the program are made, royalty payments are made back to the OCS to provide a return on their investment.
Cost of Service Revenue
     Cost of service revenue consists primarily of expenses related to the personnel expenses and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	March 31,	Change		March 31,
	2005	$	%	2006
	(in thousands, except percentages)
Cost of service revenue	$240	$81	51%	$159
As a percentage of service revenue	28%	—	10%	18%
As a percentage of total revenue	15%	—	5%	10%
     Cost of service revenue increased as a percentage of total revenue as well as in absolute dollars during the three months ended March 31, 2006 as compared to the same period in 2005 primarily due to a greater number of professional services employees than in prior periods due to hiring in recent periods, and the relative inexperience of these new employees, as well as an increased use of resources within our research and development team on our professional services engagements.
Operating Expenses
Research and Development
     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Research and development	$582	($11)	(2%)	$593
As a percentage of total revenue	35%	—	(1%)	36%
     Research and development expenses during the three months ended March 31, 2006 remained relatively consistent as compared to the same period in 2005 primarily due to consistent expense monitoring and controls. In the latter portion of 2004, we significantly reduced our use of outside contractors and reduced headcount in our research and development department through attrition and personnel management, and this has continued into 2005 and 2006.
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

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Sales and marketing	$1,075	$350	48%	$725
As a percentage of total revenue	65%	—	21%	44%

     The increase in sales and marketing expenses during the three months ended March 31, 2006 as compared to the same period in 2005 resulted primarily from an increase of approximately $250,000 in personnel related costs as a result of the addition of two vice presidents and five field level staff as compared to the same period in 2005. Additionally in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of certain employees, and recognized approximately $50,000 in expenses in connection with the implementation of SFAS 123R.
     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate, particularly in connection with our realigned sales strategy and personnel towards our focus on selling to line of business executives as opposed to our previous focus on information technology, or IT, organizations.
General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for doubtful accounts receivable.

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
General and administrative	$605	$201	50%	$404
As a percentage of total revenue	37%	—	13%	24%
     The increase in general and administrative expenses during the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to the reclassification of our Chief Executive Officer into the general and administrative department following the hiring of our Vice President of Sales and Business Development, the adoption of SFAS 123R in the first quarter of 2006, and larger than usual professional services fees.
Interest and Other Income (Expense), Net
     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	March 31,	Change		March 31,
	2006	$	%	2005
	(in thousands, except percentages)
Interest and other income (expense), net	$25	$45	225%	($20)
As a percentage of total revenue	2%	—	3%	(1)%
     The increase in interest and other income (expense), net during the three months ended March 31, 2006 as compared to the same period in 2005 was primarily due to a reduction in bank service fees.
Income Taxes
     There was no provision for income taxes because we have incurred operating losses. As of March 31, 2006, we had approximately $100 million of Israeli net operating loss carry forwards and $7 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2024. The Israeli net operating loss carry forwards have no expiration date.

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
Liquidity and Capital Resources
     As of March 31, 2006, we had approximately $6.5 million of cash, cash equivalents and short-term investments as compared to $7.9 million as of December 31, 2005.
     Net cash used in operating activities was approximately $1.4 million and $386,000 for the three months ended March 31, 2006 and 2005, respectively, and was primarily used to fund our ongoing operational needs. The increase in cash used in operating activities was primarily due to the delay in collection of certain large receivables during the first quarter of 2006 that were subsequently collected in April 2006. Cash provided by investing activities was approximately $2.2 million and $97,000 for the three months ended March 31, 2006 and 2005, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund operational needs. Cash provided by financing activities in the three months ended March 31, 2006 and 2005 was approximately $25,000 and $31,000, respectively. These amounts consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     In May 2004, we entered into a $1.5 million line of credit with Silicon Valley Bank. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we moved the $500,000 deposit related to our lease space in San Jose, California under the line of credit. In June 2005, we amended the line of credit down from a borrowing capacity of $1.5 million to $500,000. At March 31, 2006, we had no unused borrowing capacity. We do not expect to renew this line of credit beyond the maturity date, as it is primarily used to support the lease deposit commitment and has the same expiration date as the building lease it supports. We also do not intend to extend the credit facility nor draw further upon it. At the termination of the underlying office lease, we expect the lease deposit of the same space or a new space to be substantially reduced to reflect the current market rates for our lease space requirements.
     As of March 31, 2006, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. As a result of the restructuring we implemented in October 2004, we believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, our business may not go as planned, and we may need to or we may elect to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or could even be obligated to further reduce our expenditures which could harm our business.
Contractual Obligations
     The following summarizes our contractual obligations which consisted solely of operating leases at March 31, 2006 (in thousands):
Payments Due by Period

2006	650,000
2007	65,000
2008	—

$715,000

     Effective Corporate Tax Rates
     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies were generally subject to corporate tax at the rate of 34% of their taxable income in 2005. Pursuant to tax reform legislation that came into effect in 2003, the corporate tax rate is to undergo further staged reductions to 25% by the year 2010. In order to implement these reductions, the corporate tax rate is scheduled to decline to 31% in 2006, 29% in 2007, 27% in 2008, and 26% in 2009. However, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following five to eight years, depending upon the proportion of foreign ownership of BackWeb.
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
     All of these tax benefits are subject to various conditions and restrictions. See “Note 12 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of Notes to the Consolidated Financial Statements reporting our Annual Report on Form 10-K for the year ended December 31, 2005. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.
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
Foreign Currency Exchange Rate Risk
     We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in our Consolidated Statements of Operations as a component of interest and other income, net. There were no forward contracts placed in 2005 or 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On November 13, 2001, BackWeb, six of our officers and directors, and various underwriters for our initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the case asserts that the prospectus from our September 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.
     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In September 2004, an agreement of settlement was submitted to the court for preliminary approval.
     If the settlement does not occur, and litigation against us continues, we believes we have meritorious defenses and intend to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations or the price of our Ordinary Shares.

     Additionally, BackWeb was jointly named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between a former French distributor of BackWeb and one of the distributor’s end user customers. While BackWeb believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, BackWeb accrued approximately $250,000, or approximately one-half of the total judgment against the distributor and BackWeb, in the third quarter of 2005.
     From time to time we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.
Item 1A. Risk Factors
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
     Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during the first quarter of 2006 as compared to our quarterly losses during 2005. We incurred net losses of approximately $842,000 for the three months ended March 31, 2006, $1.0 million for the year ended December 31, 2005, $5.1 million in the year ended December 31, 2004 and $10.7 million in the year ended December 31, 2003. As of March 31, 2006, we had an accumulated deficit of approximately $146 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2006. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.
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
Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2005, which continued in the first quarter of 2006, we need to realize additional growth during the remainder of 2006 and beyond or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.
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
     Our cash, cash equivalents and short-term investments balances declined from $7.9 million as of December 31, 2005 to $6.5 million as of March 31, 2006, our cash used in our operations increased in the first quarter of 2006 compared to previous quarters, and we expect to continue to use cash in our operations for the foreseeable future. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
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
     Our operating results are difficult to predict. Our revenue and operating results have fluctuated in the past and may, in the future, vary significantly from quarter to quarter due to a number of factors, including:
•	demand for our products and services;

•	effectiveness of sales efforts by sales and marketing partners;

•	internal budget constraints and the approval processes of our current and prospective customers;

•	the timing and mix of revenue generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	new product introductions or internal development efforts by competitors or partners;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.
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
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended March 31, 2006, we derived approximately 74% of our license revenue from sales to two existing customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.
If we lose a major customer, our revenue could suffer because of our customer concentration.
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the three months ended March 31, 2006, two customers accounted for 38% of our total revenue. In 2005, our two largest customers accounted for 43% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue.
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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2003, 2004, 2005 and the first quarter of 2006, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
     We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, the license fee is fixed or determinable, and collection of the fee is probable. If an arrangement requires acceptance testing or specialized professional services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for specialized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results.
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
     Revenue from customers outside the United States represented approximately $410,000, or 25% of our total revenue, for the three months ended March 31, 2006, and $1.2 million, or 75% of our total revenue, for the year ended December 31, 2005. Our international operations will continue to be subject to a number of risks, including, but not limited to:
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
Our business could suffer if we lose the services of key personnel.
     Our executive officers and other key employees may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our executive officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees. Additionally the economic environment in Israel and the United States is improving, making it more challenging to retain our people. As a result of these factors, we have recently experienced an increased level of employee departures and our remaining personnel may seek other employment opportunities in the future.
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
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and Nasdaq, have required changes in some of our corporate governance and accounting practices. We expect these laws, rules, and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. These rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly on our audit committee, or as executive officers.
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
Because our revenues are generated in U.S. dollars but a large portion of our expenses is incurred in New Israeli Shekels (NIS), our results of operations may be seriously harmed by currency fluctuations.
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
     Pursuant to the Law for the Encouragement of Capital Investments, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of capital stock, and maintaining the development and production nature of our facilities. We cannot assure you that the benefits will be continued in the future at their current levels or at any level.
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
     On January 1, 2003, a comprehensive tax reform took effect in Israel. We performed an analysis of the likely implications of the tax reform legislation on our results of operations. Our evaluation concluded that the impact of the tax reform on both our corporate and income tax framework would not have a material effect on our results and operations. This evaluation was based, in part, on the assumptions that we would not expand beyond the countries in which we already operate and that we would remain in a net operating loss for tax purposes for at least the next three years. We cannot assure you that these assumptions will be met, and the tax reform will not materially and adversely affect our results of operations.

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
     Effective on September 23, 2002, we transferred the listing of our Ordinary Shares from the Nasdaq National Market System and began trading on the Nasdaq Capital Market. We will remain eligible to be quoted on the Nasdaq Capital Market, subject to our compliance with the applicable continued listing requirements which require, among other things, that (i) we have shareholders’ equity of $2.5 million, (ii) we have $500,000 in net income, or (iii) the market value of our publicly held shares be $35 million or more. At March 31, 2006, we met the shareholder equity test and were eligible for continued listing. However, we cannot assure you that we will be able to maintain the continued listing requirements, and, as a result, may be delisted from trading on the Nasdaq Capital Market. If our Ordinary Shares are delisted from trading on the Nasdaq Capital Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.

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
     The consequences described above can be mitigated if the U.S. Holder makes an election to treat us as a qualified electing fund, or QEF. A shareholder making the QEF election is required for each taxable year to include in income a pro rata share of the net capital gain of the QEF as long-term capital gain, subject to a separate election to defer payment of taxes, which deferral is subject to an interest charge. We have agreed to supply U.S. Holders with the information needed to report income and gain pursuant to a QEF election. The QEF election is made on a shareholder-by-shareholder basis and can be revoked only with the consent of the United States Internal Revenue Service, or IRS.
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
     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 27% of our outstanding Ordinary Shares as of March 31, 2006. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.
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

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ KEN HOLMES

Ken Holmes
Date: May 15, 2006		Vice President, Finance
(Mr. Holmes is the Principal Financial Officer and has been
duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance