Form 10-Q
period 2006-06-30
BACKWEB TECHNOLOGIES LTD
filed 2006-08-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 41,250,497 Ordinary Shares outstanding as of August 1, 2006.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding the expected impact of the restructuring we implemented in the second quarter of 2006 and regarding our revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in Item 1A. of Part II of this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,029	$1,583
Short-term investments	4,139	6,293
Trade accounts receivable, net	1,308	1,554
Other accounts receivable and prepaid expenses	427	325

Total current assets	7,903	9,755
Long-term investments and long-term assets	44	35
Property and equipment, net	177	213

Total assets	$8,124	$10,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154	$247
Accrued liabilities	1,690	1,731
Deferred revenue	890	976

Total current liabilities	2,734	2,924
Long-term liabilities	—	8
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	152,050	151,763
Accumulated other comprehensive income	—	(2)
Accumulated deficit	(146,660)	(144,720)

Total shareholders’ equity	5,390	7,041

Total liabilities and shareholders’ equity	$8,124	$10,003

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Unaudited)		(Unaudited)
Revenue:
License	$462	$859	$1,253	$1,626
Service	680	859	1,545	1,749

Total revenue	1,142	1,718	2,798	3,375
Cost of revenue:
License	19	7	40	13
Service	182	193	422	351

Total cost of revenue	201	200	462	364

Gross profit	941	1,518	2,336	3,011
Operating expenses:
Research and development	619	547	1,201	1,140
Sales and marketing	979	805	2,054	1,530
General and administrative	479	446	1,084	850

Total operating expenses	2,077	1,798	4,339	3,520

Loss from operations	(1,136)	(280)	(2,003)	(509)

Interest and other income, net	40	47	64	27
Net loss	$(1,096)	$(233)	$(1,939)	$(482)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

Weighted average number of shares used in computing basic and diluted net loss per share	41,250	40,993	41,181	40,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
	Unaudited
Operating Activities
Net loss	$(1,939)	$(482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75	68
Changes in operating assets and liabilities:
Trade accounts receivable	246	459
Other receivables, prepaid expenses, and other long-term assets	(111)	194
Accounts payable and accrued liabilities	(134)	(327)
Deferred revenue	(94)	(1,083)

Net cash used in operating activities	(1,957)	(1,171)

Investing Activities
Disposals of property and equipment	(37)	(121)
Purchases / (sales) of short-term investments	2,154	(1,072)

Net cash provided by / (used for) investing activities	2,117	(1,193)

Financing Activities
Proceeds from issuance of ordinary shares, net	286	65

Net cash provided by financing activities	286	65

Net increase (decrease) in cash and cash equivalents	446	(2,299)
Cash and cash equivalents at beginning of the period	1,583	5,213

Cash and cash equivalents at end of the period	$2,029	$2,914

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
     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated upon consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2006 or any future interim period.
     Net Loss Per Share —Basic net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 6,067,211 and 6,196,416 at June 30, 2006 and 2005, respectively.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net loss	$(1,096)	$(233)	$(1,939)	$(482)

Basic and diluted:
Weighted-average shares	41,250	40,993	41,181	40,923
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	41,250	40,993	41,181	40,923

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.01)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net loss	$(1,096)	$(233)	$(1,939)	$(482)
Change in net unrealized loss on investments	—	6	1	(8)
Total comprehensive loss	$(1,096)	$(227)	$(1,938)	$(490)

          Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 123R, which revised FAS 123 — “Accounting for stock based compensation,” (SFAS 123R). SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s common stock at a fixed exercise price equal to the market price of the shares at the date of the grant. The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by, or is a director of, the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.
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
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $110,000 for the three-month period ended June 30, 2006 and a total of approximately $217,000 for the six-month period ended June 30, 2006. All options granted in the periods were stock options and the related compensation expense will be recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options granted through the first half of 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the three and six-month periods ended June 30, 2006:

Three Months Ended
June 30,
Stock Options	2006
Risk-free interest rates (1)	5.1%
Expected lives (in years) (2)	6.25
Dividend yield (3)	0%
Expected volatility (4)	113%

Six Months Ended
June 30,
Stock Options	2006
Risk-free interest rates (1)	4.7% - 5.1%
Expected lives (in years) (2)	6.25
Dividend yield (3)	0%
Expected volatility (4)	83% - 113%

Three Months Ended
June 30,
Stock Purchase Plan Shares	2006
Risk-free interest rates (1)	4.8%
Expected lives (in years) (2)	.5
Dividend yield (3)	0%
Expected volatility (4)	113%

Six Months Ended
June 30,
Stock Purchase Plan Shares	2006
Risk-free interest rates (1)	4.8 – 5.2%
Expected lives (in years) (2)	.5
Dividend yield (3)	0%
Expected volatility (4)	82% - 113%

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

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
     At June 30, 2006, approximately $300,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 4.7 years. The resulting effect on net loss and net loss per share attributable to common shareholders is not likely to be representative of the effects in future periods, due to additional grants and subsequent periods of vesting.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in any subsequent period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three and six-month periods ended June 30, 2005:

Three
Months ended
June 30,
2005
Net loss as reported	$(233)
Stock based compensation expense determined under the fair value method	(115)

Pro forma net loss	$(348)

Net loss per share:
Basic and diluted — as reported	$(0.01)

Basic and diluted — pro forma	$(0.01)

Six Months ended
June 30,
2005
Net loss as reported	$(482)
Stock based compensation expense determined under the fair value method	(271)

Pro forma net loss	$(753)

Net loss per share:
Basic and diluted — as reported	$(0.01)

Basic and diluted — pro forma	$(0.02)

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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently evaluating the provisions in FIN 48; however, at the present time the Company does not anticipate the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations and cash flows.
Note 2. Contingencies
Litigation
     On November 13, 2001, BackWeb, six of our officers and directors, and various underwriters for our initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the case asserts that the prospectus from BackWeb’s June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

     A proposal has been made for the settlement and release of claims against the issuer defendants, including BackWeb. BackWeb has agreed to the proposal. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. In September 2004, an agreement of settlement was submitted to the court for preliminary approval.
     If the settlement does not occur, and litigation against BackWeb continues, BackWeb believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and BackWeb could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there were an adverse outcome, BackWeb’s business could be harmed. Thus, BackWeb cannot assure you that this lawsuit will not materially and adversely affect its business, results of operations or the price of its Ordinary Shares.
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
     From time to time we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, BackWeb is not party to any lawsuit or proceeding that, in its opinion, is likely to seriously harm its business.
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
Line of Credit
     As of June 30, 2006, the Company had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. At June 30, 2006, the Company had no unused borrowing capacity.
     Note 3. Restructuring Liabilities
     During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at June 30, 2005, there was an accrual of approximately $20,000 related to severance and other payments yet to be distributed. At June 30, 2006, there was no balance remaining related to restructuring charges and all amounts had either been disbursed or reversed.

     The following table summarizes the costs and activities related to the 2004 restructuring (in thousands):

	Involuntary	Involuntary
	Terminations	Terminations
Total charge — 2004 restructuring	$500	500
Cash payments — 2004 restructuring	(400)	(400)

Balance at December 31, 2004	100	$100

Cash payments — 2005 restructuring	(100)	(100)

Balance at December 31, 2005	$—	$—

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2005	2005	2005
	Unaudited		Unaudited
Revenue:
North America	$972	$1,193	$2,216	$2,703
Israel	—	1	—	2
Europe	170	524	582	670

	$1,142	$1,718	$2,798	$3,375

	June 30,	December 31,
	2006	2005
		Unaudited
Total assets:
North America	$1,690	$2,204
Israel	6,138	7,566
Other	296	233

	$8,124	$10,033

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. One customer accounted for approximately $200,000, or 16% of our total revenue, and another customer accounted for approximately $150,000, or 13% of our total revenue, in the three months ended June 30, 2006. One customer accounted for approximately $330,000, or 12% of our total revenue, and another customer accounted for approximately $325,000, or 12% of our total revenue, in the six months ended June 30, 2006.

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
Note 6. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	June 30,
	2006			2005
						Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Money market	$4,074	—	$4,074	$4,870	—	$4,870

Commercial paper	—	—	—
Certificates of deposit	66	$(1)	65	1,360	$(51)	1,309

Totals	$4,140	$(1)	$4,139	$6,230	$(51)	$6,179
     At June 30, 2006, the total amounts of investments due within one year and due after one year were approximately $4.1 million and $65,000, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report, as well as the “Risk Factors” section that is set forth Item 1A of Part II below. In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this report.
Overview
     We compete in the mobility and mobile applications market and offer a solution allowing users of enterprise Web applications to synchronize those Web applications to their PCs for use while disconnected from the network. Our enabling software is designed to integrate with Web applications in a loosely-coupled way that requires no in a company’s enterprise web architecture and applications. This approach has the potential to bring mobile functionality to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. his includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important web-based business applications. Examples of such critical business applications include customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.
     Our BackWeb Offline Access Server (OAS) product is designed to integrate with web applications in any web-based architecture , including portal frameworks, intranets, and websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.

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
     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through our reseller, OEM and co-sales/marketing relationships. Since 2002, our direct sales force has accounted for a significant majority of our revenue.
Second Quarter 2006 Business Overview
     In the fiscal second quarter of 2006, we made progress toward achieving certain of our strategic goals, but experienced some challenges in connection with these efforts. Our two key business objectives coming into the second quarter were to ramp our new sales personnel to overcome the expiration of license revenue recognition from a sale made to F-Secure Corporation (F-Secure) in the fourth quarter of 2004 and to expand our strategic alliances in order to cost-effectively expand our sales and marketing reach.
     As anticipated, the second quarter of 2006 included no license revenue contribution from any F-Secure agreements, whereas during the second quarter of 2005 and the first quarter of 2006, we recognized license revenue of $375,000 and $245,000, respectively, from these agreements. In anticipation of this expiration in revenue recognition, we hired new sales personnel in the fourth quarter of 2005 and the first quarter of 2006 in order to expand our number of active sales territories in hopes of growing our license revenue not associated with F-Secure. In this regard, we had a somewhat disappointing result. We did not convert several larger opportunities in our pipeline into orders during the quarter which could have overcome the decrease in license revenue related to the F-Secure recognition. However, our license revenue not related to F-Secure was approximately $975,000 in the first half 2006 compared to approximately $875,000 in the first half 2005, which we believe demonstrates growing demand for our products.
     We view strategic alliances as the key to growing our revenue in a cost-effective manner and improving our operating results. We work with both independent software vendors (ISV), which make and sell infrastructure and application software, and system integrators (SI), which, on a global or regional basis, provide a range of information technology (IT) services to major companies, including the creation of applications and the maintenance of IT systems. We currently work with ISVs such as Oracle and SAP. In 2005 and 2006, we also increased our efforts to partner with SI firms, beginning with those in our customer installed base and then expanding to new SI firms. Toward that end, in 2006, we established relationships with Adjoined Consulting (now Kanbay International), BearingPoint, BusinessEdge Solutions, Tata Consultancy Services, and Wipro Technologies. Our work with these SIs impacts our business in two primary ways. First, their inclusion of BackWeb software in their solutions for customers exposes our software to additional customers more quickly and economically than our own direct marketing and sales efforts. Second, they perform more of the IT services work associated with our products for our software license customers, which decreases our direct services revenue but often lowers the services cost to the customer because the SI is deeply integrated into the customers’ overall IT operations and often provides a low services rate. Our work with these SIs has expanded more quickly than we anticipated and, as a result, we are beginning to see increased opportunities in our pipeline, which represent future revenue potential and decreased direct services revenue. Because our direct consulting services revenue decreased more rapidly than we expected as a result of our expanding relationship with SI firms, we needed to reduce our consulting services headcount to reflect the evolution of our business. As a result, in July 2006, we reduced staffing in our services unit, as well as some other departments, and implemented other expense reduction measures, in order to better align our costs with revenues as we pursue our goal of profitability. Through these expense reduction measures, we believe we will reduce our ongoing expenses by approximately 20% from the second quarter of 2006 levels. We anticipate a charge of approximately $200,000 in the third quarter of 2006 to reflect severance and other costs related to the personnel and expense reductions. We expect this charge to offset the initial cost reductions we expect to realize and, as a result, believe that our total expenses in the third quarter of 2006 should be equal to or slightly above second quarter of 2006 levels. We expect that the reductions will begin to benefit our financial results in the fourth quarter of 2006.

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
     Our ability to increase our revenue and achieve profitability will depend on our ability to identify the key market segments and execute in those segments with cost-effective partnerships. We believe that our key market segments include e-learning, human resources talent management/performance management, customer relationship management, knowledge management, clinical trials and content portals. Key industry segments include pharmaceuticals, manufacturing and consulting. We intend to manage our expenses carefully while executing in productive market segments to pursue revenue growth.
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

Results of Operations
     The following table sets forth our results of operations for the three and six months ended June 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Revenue:
License	40%	50%	45%	48%
Service	60	50	55	52

Total revenue	100	100	100	100

Cost of revenue:
Licenses	2	1	1	1
Service	16	11	15	10

Total cost of revenue	18	12	16	11

Gross profit	82	88	84	89
Operating expenses:
Research and development	54	32	43	34
Sales and marketing	86	47	73	45
General and administrative	42	26	39	25

Total operating expenses	182	105	155	104

Loss from operations	(100)	(17)	(71)	(15)
Interest and other income, net	4	3	2	1

Net loss	(96%)	(14%)	(69)%	(14)%

Revenue
Total revenue

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Total revenue	$1,142	($576)	(33.5%)	$1,718

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Total revenue	$2,798	($577)	(17.1%)	$3,375

     We derive revenue from license sales, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The decrease in total revenue in the three and six months ended June 30, 2006 compared to the same periods in 2005 was primarily due to a decrease in license revenue, primarily related to the fact that we recognized $375,000 in revenue during each of the first and second quarters of 2005 from the F-Secure license agreement we entered into in the fourth quarter of 2004, but did not recognize any revenue from this agreement during either the first or the second quarter of 2006. In addition, total revenue declined in the three and six months ended June 30, 2006 due to a reduction in consulting revenue. We have limited visibility to forecast revenue for the second half of 2006 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     One customer accounted for approximately $200,000, or 16% of our total revenue, and another customer accounted for approximately $150,000, or 13% of our total revenue, in the three months ended June 30, 2006. One customer accounted for approximately $330,000, or 12% of our total revenue, and another customer accounted for approximately $325,000, or 12% of our total revenue, in the six months ended June 30, 2006. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
License revenue

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
License revenue	$462	($397)	(46.2%)	$859
As a percentage of total revenue	40.5%	—	(9.5%)	50.0%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
License revenue	$1,253	($376)	(22.9%)	$1,626
As a percentage of total revenue	44.8%	—	(3.4%)	48.2%
     The decrease in license revenue in the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily due to the expiration of revenue recognition related to the F-Secure agreement and our inability to increase our deal volume and/or deal size to offset the loss of the F-Secure revenue. Additionally, we experienced a decrease in the number of new license deals closed in both periods of 2006 as compared to 2005. A license sale to an existing customer accounted for approximately $200,000, or 43% of license revenue, for the three months ended June 30, 2006. A license sale to another existing customer accounted for $150,000, or 32% of license revenue, for the three months ended June 30, 2006. The license sale to F-Secure accounted for approximately $375,000, or 44% of license revenue, for the three months ended June 30, 2005 and approximately 750,000, or 46% of license revenue, for the six months ended June 30, 2005. A license sale to a new customer accounted for $449,000, or 28%, of license revenue, for the six months ended June 30, 2005.

Service revenue

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Service revenue	$680	($179)	(20.8%)	$859
As a percentage of total revenue	59.5%	—	9.5%	50.0%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Service revenue	$1,545	($204)	(11.7%)	$1,749
As a percentage of total revenue	55.2%	—	3.4%	51.8%
     Service revenue, which includes maintenance and consulting services, decreased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to a decrease in consulting projects that our services personnel worked on during the periods, as we continued to migrate our service work to strategic resellers. Maintenance services fees in both periods remained relatively constant. The substantial majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product.
     During the balance of 2006, we expect service revenue to remain fairly consistent with the reduced level we experienced in the second quarter of 2006. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur. Further, while we expect consulting revenue to remain consistent at this reduced level over the balance of 2006, this too is largely dependent on increased license sales of our BackWeb Offline Access Server.
Cost of Revenue

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of revenue	$201	$1	0.5%	$200
As a percentage of total revenue	17.6%	—	6.0%	11.6%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of revenue	$462	$98	26.9%	$364
As a percentage of total revenue	16.5%	—	5.7%	10.8%
     Cost of revenue increased both in absolute dollars and as a percentage of revenue during the three and six months ended June 30, 2006 as compared to the same periods in 2005. This increase was due to the use of more senior resources on customer projects than in the comparable period.
Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to third party vendors.

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of license revenue	$19	$12	171.4%	$7
As a percentage of license revenue	4.1%	—	330.0%	.8%
As a percentage of total revenue	1.7%	—	1.3%	.4%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of license revenue	$40	$27	207.7%	$13
As a percentage of license revenue	3.2%	—	2.5%	.7%
As a percentage of total revenue	1.4%	—	1.0%	.4%
     Cost of license revenue increased as a percentage of revenue during the three and six months ended June 30, 2006 as compared to the same period in 2005 due to the addition of certain additional functionality to our products provided by third parties and the related royalty payments associated with the increased functionality.
     We expect our cost of license revenue as a percentage of license revenue to remain relatively constant in the second half of 2006.
Cost of Service Revenue
     Cost of service revenue consists primarily of expenses related to our personnel and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

		Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
		(in thousands, except percentages)
Cost of service revenue	$182	($11)	(5.7%)	$193
As a percentage of service revenue	26.8%	—	4.3%	22.5%
As a percentage of total revenue	15.9%	—	4.7%	11.2%

		Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
		(in thousands, except percentages)
Cost of service revenue	$422	$71	20.2%	$351
As a percentage of service revenue	27.3%	—	7.2%	20.1%
As a percentage of total revenue	15.1%	—	4.7%	10.4%
     Cost of service revenue decreased during the three months ended June 30, 2006 compared to the same period in 2005 primarily due to a lower amount of billable expenses during the period as more projects were completed remotely as opposed to on-site at a customer location during the period. Cost of service revenue increased during the first six months of 2006 as compared to the same period in 2005 primarily due to the use of more senior resources on customer projects than in the comparable period. Cost of service revenue as a percentage of service revenue increased during the three and six months ended June 30, 2006 compared with the comparable periods in 2005 due primarily to the decrease in services revenue.
     We expect the cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during the second half of 2006.
Operating Expenses
Research and Development
     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Research and development	$619	$72	13.2%	$547
As a percentage of total revenue	54.2%	—	22.4%	31.8%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Research and development	$1,201	$61	5.4%	$1,140
As a percentage of total revenue	42.9%	—	9.1%	33.8%
     The increase in research and development expenses during the three and six months ended June 30, 2006 as compared to the same periods in 2005 was primarily due to the expiration of an Israeli research and development funding grant. During the second quarter of 2005, we received funding from an Israeli government sponsored development program that offsets new research and development costs, and which will be repaid if and when the related project that is being funded is offered commercially. This funding reduced research and development expenses for the three and six month periods ended June 30, 2005 by $28,000 and $82,000, respectively. We also recognized approximately $50,000 and $100,000 in the three and six months ended June 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R. These additional expenses were offset by other general cost reductions in the research and development department in the periods. Research and development expenses as a percentage of total revenue increased during the three and six months ended June 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in research and development expenses in absolute dollars combined with the decrease in total revenue.
     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain fairly constant during the second half of 2006.
Sales and Marketing
     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Sales and marketing	$979	$174	21.6%	$805
As a percentage of total revenue	85.7%	—	38.8%	46.9%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Sales and marketing	$2,054	$524	34.2%	$1,530
As a percentage of total revenue	73.4%	—	28.1%	45.3%
     The increase in sales and marketing expenses during the three and six months ended June 30, 2006 compared to the same periods in 2005 resulted primarily from an increase in personnel related costs related to the addition of two vice presidents as well as additional field level staff. We also recognized approximately $50,000 and $100,000 in the three and six months ended June 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R. Additionally, in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of certain employees. Sales and marketing expenses as a percentage of total revenue increased during the three and six months ended June 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in sales and marketing expenses in absolute dollars combined with the decrease in total revenue.
     We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our direct sales organization when and where appropriate. We expect that any reduced expenses in areas of facilities, travel and entertainment, and telecommunications expenses to be more than offset by increased personnel expenses and, thus, we expect sales and marketing expenses will increase during the second half of 2006.

General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad and doubtful debts.

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
General and administrative	$479	$33	7.4%	$446
As a percentage of total revenue	41.9%	—	15.9%	26.0%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
General and administrative	$1,084	$234	27.5%	$850
As a percentage of total revenue	38.7%	—	13.5%	25.2%
     The increase in general and administrative expenses during the three and six months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the reclassification of our Chief Executive Officer into the general and administrative department following the hiring of our Vice President of Sales and Business Development. In addition, we recognized approximately $20,000 and $30,000 in the three and six months ended June 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R in the first quarter of 2006. General and administrative expenses as a percentage of total revenue increased during the three and six months ended June 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in general and administrative expenses in absolute dollars combined with the decrease in total revenue.
     We expect general and administrative expenses will decrease on an absolute basis during the second half of 2006 due to a continued focus on cost reduction programs.
Interest and Other Income, Net
     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Interest and other income, net	$40	($7)	(14.9%)	$47
As a percentage of total revenue	3.5%	—	0.8%	2.7%

	Six months ended,
	June 30,	Change		June 30,
	2006	$	%	2005
	(in thousands, except percentages)
Interest and other income, net	$64	$37	137.0%	$27
As a percentage of total revenue	2.3%	—	1.5%	.8%
     The decrease in interest and other income, net during the three months ended June 30, 2006 as compared to the same period in 2005 was primarily due to the use of cash for operations, which decreases the amount of interest income our cash generates. This same decrease in the six months ended June 30, 2006 was more than offset by a reduction in bank service fees in the first quarter of 2006 . We expect interest and other income, net to decrease gradually during the second half of 2006 as we expect we will continue to use cash during 2006 and, as a result, earn less investment and interest income.

Income Taxes
     There was no provision for income taxes because we incurred operating losses during the three and six months ended June 30, 2006. As of June 30, 2006, we had approximately $100 million of Israeli net operating loss carry forwards and $7 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.
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
Liquidity and Capital Resources
     As of June 30, 2006, we had approximately $6.1 million of cash, cash equivalents and short-term investments compared to $7.9 million as of December 31, 2005.
     Net cash used in operating activities was approximately $2.0 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, and was primarily used to fund our ongoing operational needs. The increase in cash used in operating activities was primarily due to the investment we made in the sales and marketing efforts of the business in late 2005 and a reduction in our total revenue. Cash provided by investing activities was approximately $2.1 million for the six months ended June 30, 2006, and cash used by investing activities was approximately $1.2 million for the six months ended June 30, 2005. The cash provided by investing in six months ended June 30, 2006 consisted of the net proceeds from the purchases and sales of short-term investments to fund operational needs, and the cash used by investing activities in six months ended June 30, 2005 consisted of an increase in our invested funds during the second quarter of 2005. Cash provided by financing activities was approximately $286,000 and $65,000 for the six months ended June 30, 2006 and 2005, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and from the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     As of June 30, 2006, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash, cash equivalent and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, our business may not go as planned, and we may need to raise additional funds prior to the expiration of this period, or we may elect to raise additional funds prior to the expiration of this period if we believe such funds will help achieve strategic goals. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, and we may be required to undertake further expense reduction measures.

Contractual Obligations
     The following summarizes our contractual obligations at June 30, 2006 (in thousands):
Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$588	$588	$—	$—

Total Contractual Commitments	$588	$588	$—	$—

We are currently in negotiations with the landlord of our San Jose office space negotiating an extension to the existing lease space that we expect will reduce our ongoing rent expense, as current lease rates are more favorable than the terms when the lease was originally negotiated.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On November 13, 2001, BackWeb, six of our officers and directors, and various underwriters for our initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of shares of our stock. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against us. No trial date has yet been set.
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
     Additionally, BackWeb was jointly named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between a former French distributor of BackWeb and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $250,000, or approximately one-half of the total judgment against the distributor and us, in the third quarter of 2005.
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
          Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during the first six months of 2006 as compared to our net loss for the first six months of 2005. We incurred net losses of approximately $1.9 million for the six months ended June 30, 2006, $1.0 million for the year ended December 31, 2005, $5.1 million in the year ended December 31, 2004 and $10.7 million in the year ended December 31, 2003. As of June 30, 2006, we had an accumulated deficit of approximately $147 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2006. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our common stock.
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
          Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2005, which continued in the first half of 2006, our overall license sales to new customers declined in the first six months of 2006 compared to the first six months of 2005. As a result, we need to realize additional growth during the remainder of 2006 and beyond or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.
We restructured our company in October 2004 and further reduced headcount in 2006, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.
     In October 2004, we restructured our company in order to reduce management and administrative costs and bring our sales and marketing operations in line with our then current sales level. In July 2006, we again reduced headcount in an effort to reduce our cash burn. While the restructurings have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, will depend upon successful execution of our business plan and obtaining new customers. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.
If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.
          Our cash, cash equivalents and short-term investments balances have declined from $10.3 million as of December 31, 2004 to $7.9 million as of December 31, 2005 and to $6.1 million as of June 30, 2006, and we expect to continue to use cash in our operations. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
Our quarterly license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.
          We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended June 30, 2006, we derived approximately 73% of our license revenue from sales to two existing customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.
          To date, our average engagement with our customers has typically taken between 3 and 12 months for them to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products have caused, and may continue to cause, our license revenue and operating results to vary significantly from period to period. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products with no guarantee that such investment will result in a sale. In addition, our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for full deployment. For example, even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.
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
          Our operating results are difficult to predict. Our revenue and operating results have fluctuated in the past and may, in the future, vary significantly from quarter to quarter due to a number of factors, including:
•	demand for our products and services;

•	internal budget constraints and the approval processes of our current and prospective customers;

•	the timing and mix of revenue generated by product licenses and professional services;

•	the length and unpredictability of our sales cycle;

•	loss of customers;

•	new product introductions or internal development efforts by competitors or strategic allies;

•	costs related to acquisitions of technology or businesses; and

•	economic conditions generally, as well as those specific to the Internet and related industries.
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
          We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the six months ended June 30, 2006, two customers accounted for 24% of our total revenue. In 2005, our two largest customers accounted for 43% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue.
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
          Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or to generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. For example, we experienced a reduction in license sales to new customers during the second quarter of 2006 compared with the second quarter of 2005 which contributed to the overall decline in our license revenue. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.
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
          Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as wireless, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, pose a competitive challenge. In addition, other companies, including some of our strategic resellers, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.
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
          The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In 2003, 2004, 2005 and the first six months of 2006, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
          Revenue from customers outside the United States represented approximately $575,000, or 21% of our total revenue, for the six months ended June 30, 2006, and $2.9 million, or 41% of our total revenue, for the year ended December 31, 2005. Our international operations will continue to be subject to a number of risks, including, but not limited to:

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
          We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place with increased hostilities since the beginning of 2006. We cannot predict the effect on BackWeb of an increase in the degree of violence in Israel or of any possible military action elsewhere in the Middle East.
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
Risks Relating to Our Ordinary Shares
Our stock price has been volatile and could fluctuate in the future.
          The market price of our Ordinary Shares has been volatile. We expect our stock price to continue to fluctuate:
•	in response to quarterly variations in operating results;

•	in response to announcements of technological innovations or new products by us or our competitors or strategic allies;

•	because of market conditions in the enterprise software or portal industry;

•	in reaction to changes in financial estimates by securities analysts, and our failure to meet or exceed the expectations of analysts or investors;

•	in response to our announcements of strategic relationships or joint ventures; and

•	in response to sales of our Ordinary Shares.
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
If we do not regain compliance with the Nasdaq continued listing requirements within the time frame prescribed by Nasdaq, our Ordinary Shares may be delisted from trading on The Nasdaq Capital Market, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.
     In May 2006, Nasdaq implemented a change in its continued listing requirements to stipulate that non-U.S. companies must now comply with Nasdaq Marketplace Rule 4320(e)(2)(E)(i) (the Rule), which states that the closing per share bid price of Nasdaq listed companies must be at or above at $1.00. As a result, we must now comply with this Rule. On July 25, 2006, we received notification from Nasdaq indicating that for the last 30 consecutive business days, the bid price of our Ordinary Shares had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. In accordance with Nasdaq rules, we will be provided 180 calendar days, or until January 16, 2007, to regain compliance by having the bid price of our shares close at

$1.00 per share or more for a minimum of 10 consecutive trading days. If we have not gained compliance by January 16, 2007, Nasdaq staff will determine if we continue to meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4320(e), except for the bid price requirement. If we meet the initial listing criteria, Nasdaq staff will notify us that we have been granted an additional 180 calendar-day compliance period. If we are not eligible for an additional compliance period, Nasdaq staff will provide written notification that our Ordinary Shares will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our Ordinary Shares to a Nasdaq Listing Qualifications Panel. We cannot assure you that we will be able to maintain the initial or continued listing requirements or that we would succeed in any appeal to the Nasdaq Listing Qualification Panel, and, as a result, may be delisted from trading on The Nasdaq Capital Market. If our Ordinary Shares are delisted from trading on the Nasdaq Capital Market, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.
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
          Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 27% of our outstanding Ordinary Shares as of June 30, 2006. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

BACKWEB TECHNOLOGIES LTD.
	By:	/s/ KEN HOLMES
Ken Holmes
Date: August 14, 2006		Vice President, Finance (Mr. Holmes is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance