Form 10-Q
period 2006-09-30
BACKWEB TECHNOLOGIES LTD
filed 2006-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 41,303,994 Ordinary Shares outstanding as of November 1, 2006.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding the expected impact of the restructuring we implemented in the second quarter of 2006, the expected benefits of our strategic relationship efforts with systems integrators and application service providers, the potential delisting of our Ordinary Shares from the Nasdaq Capital Market and regarding our revenue and expense trend expectations in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” “anticipates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in Item 1A. of Part II of this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. We undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,633	$1,583
Short-term investments	2,635	6,293
Trade accounts receivable, net	722	1,554
Other accounts receivable and prepaid expenses	424	325

Total current assets	6,414	9,755
Long-term investments and long-term assets	44	35
Property and equipment, net	158	213

Total assets	$6,616	$10,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206	$247
Accrued liabilities	1,599	1,731
Deferred revenue	882	976

Total current liabilities	2,687	2,954
Long-term liabilities	—	8
Commitments and contingencies (Note 2) Shareholders’ equity:
Ordinary Shares	152,151	151,763
Accumulated other comprehensive income	—	(2)
Accumulated deficit	(148,222)	(144,720)

Total shareholders’ equity	3,929	7,041

Total liabilities and shareholders’ equity	$6,616	$10,003

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenue:
License	$61	$942	$1,314	$2,569
Service	663	840	2,208	2,589

Total revenue	724	1,782	3,522	5,158
Cost of revenue:
License	26	14	67	27
Service	149	183	570	533

Total cost of revenue	175	197	637	560

Gross profit	549	1,585	2,885	4,598
Operating expenses:
Research and development	541	530	1,742	1,670
Sales and marketing	928	787	2,980	2,317
General and administrative	699	531	1,780	1,465
Restructuring credit	—	(20)	—	(105)

Total operating expenses	2,168	1,828	6,502	5,347

Loss from operations	(1,619)	(243)	(3,617)	(749)

Interest and other income, net	56	35	116	61

Net loss	$(1,563)	$(208)	$(3,502)	$(688)

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share	41,279	41,036	41,232	40,971

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	Unaudited
Operating Activities
Net loss	$(3,502)	$(688)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	233	200
Depreciation	117	(41)
FAS 123R equity based compensation expense	314	—
Changes in operating assets and liabilities:
Trade accounts receivable	599	332
Other receivables, prepaid expenses, and other long-term assets	(108)	73
Accounts payable and accrued liabilities	(173)	(105)
Deferred revenue	(102)	(1,591)

Net cash used in operating activities	(2,622)	(1,820)

Investing Activities
Purchases of property and equipment	(61)	(12)
Purchases of short-term investments	(106)	(1,125)
Proceeds from sale of short-term investments	3,764	—

Net cash provided by / (used in) investing activities	3,597	(1,137)

Financing Activities
Proceeds from issuance of Ordinary Shares, net	75	129

Net cash provided by financing activities	75	129

Net increase (decrease) in cash and cash equivalents	1,050	(2,828)

Cash and cash equivalents at beginning of the period	1,583	5,213

Cash and cash equivalents at end of the period	$2,633	$2,385

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
     Net Loss Per Share — Basic net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 5,974,974 and 5,979,615 at September 30, 2006 and 2005, respectively.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net loss	$(1,563)	$(208)	$(3,502)	$(688)

Basic and diluted:
Weighted-average shares	41,279	41,036	41,232	40,971
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted-average number of shares used in computing basic and diluted net loss per share	41,279	41,036	41,232	40,971

Basic and diluted net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.02)

     Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Net loss	$(1,563)	$(208)	$(3,502)	$(688)
Change in net unrealized loss on investments	(1)	5	2	16
Total comprehensive loss	$(1,564)	$(203)	$(3,500)	$(672)

     The Company believes that its current cash, cash equivalents and short-term investment balances will be sufficient to fund its operations for at least the next 12 months. However, since its inception the Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future. In addition, the Company’s net loss significantly increased during the first nine months of 2006 as compared to its net loss for the first nine months of 2005 and in the future, its business may not go as planned, and the Company may need to raise additional funds prior to the expiration of this period. If the Company decides to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. The Company may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance our products, respond to competitive pressures or grow its business, and the Company may be required to undertake further expense reduction measures.
     Stock-Based Compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 123R, which revised FAS 123 — “Accounting for stock based compensation” (SFAS 123R). SFAS 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s Ordinary Shares at a fixed exercise price equal to the market price of the shares at the date of the grant. The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by, or is a director of, the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.
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
     The Company adopted SFAS 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to stock option grants for those periods. In accordance with SFAS 123R, the Company recognized stock option related compensation expense of approximately $100,000 for the three-month period ended September 30, 2006 and a total of approximately $300,000 for the nine-month period ended September 30, 2006. All options granted in the periods were stock options and the related compensation expense will be recognized on a straight-line basis over the vesting period of each grant, net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience. The estimated fair value of the options granted through the first nine months of 2006 and prior years was calculated using a Black Scholes Merton option pricing model (Black Scholes model). The following summarizes the assumptions used in the Black Scholes model as applied in the three- and nine-month periods ended September 30, 2006:

Three Months Ended
September 30,
Stock Options	2006
Risk-free interest rates (1)	5.1%
Expected lives (in years) (2)	6.25
Dividend yield (3)	0%
Expected volatility (4)	278%

Nine Months Ended
September 30,
Stock Options	2006
Risk-free interest rates (1)	4.7% - 6.0%
Expected lives (in years) (2)	6.25
Dividend yield (3)	0%
Expected volatility (4)	83% - 180%

Three Months Ended
September 30,
Stock Purchase Plan Shares	2006
Risk-free interest rates (1)	5.0%
Expected lives (in years) (2)	.5
Dividend yield (3)	0%
Expected volatility (4)	278%

Nine Months Ended
September 30,
Stock Purchase Plan Shares	2006
Risk-free interest rates (1)	4.8 – 6.0%
Expected lives (in years) (2)	.5
Dividend yield (3)	0%
Expected volatility (4)	82% - 180%

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

(2)	The expected term represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior

(3)	No cash dividends have been declared on the Company’s Ordinary Shares since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	Expected volatility is based on relevant historical volatility of the Company’s stock factoring in daily share price observations.
     At September 30, 2006, approximately $200,000 of unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of approximately 4.7 years. The resulting effect on net loss and net loss per share attributable to common shareholders is not likely to be representative of the effects in future periods, due to additional grants and subsequent periods of vesting.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” (SFAS 123) as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148). As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded in any subsequent period. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior three- and nine-month periods ended September 30, 2005:

Three
Months ended
September 30,
2005
Net loss as reported	$(208)
Stock based compensation expense determined under the fair value method	(207)

Pro forma net loss	$(415)

Net loss per share:
Basic and diluted — as reported	$(0.01)

Basic and diluted — pro forma	$(0.01)

Nine Months ended
September 30,
2005
Net loss as reported	$(688)
Stock based compensation expense determined under the fair value method	(491)

Pro forma net loss	$(1,179)

Net loss per share:
Basic and diluted — as reported	$(0.02)

Basic and diluted — pro forma	$(0.03)

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
     A summary of activity under the Company’s equity based plans is as follows:

					Weighted-
	Shares			Weighted-	Average Fair
	Available			Average	Value of
	For	Options	Exercise Price	Exercise	Option
	Grant	Outstanding	per Share	Price	Granted
Balance at December 31, 2005	11,277,654	6,323,840	$2.85-$17.25	$0.58	$0.46

Options granted	(70,000)	70,000	$0.47-$0.85	$0.64
Options exercised		(36,525)	$0.39-$0.77	$0.53
Options canceled	382,341	(382,341)	$0.37-$7.32	$4.25
Options Expired	(834)	—	—	—
Balance at September 30, 2006	11,589,161	5,974,974	$0.37-$17.25	$0.53	$0.64

     The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing stock price of $0.35 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.
     The options outstanding and currently exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding as	Remaining	Average	Exercisable as	Average
Exercise Prices	Of 12/31/05	Contractual Years	Exercise Price	of 12/31/05	Exercise Price
$0.26 - $0.37	30,468	3.92	$0.30	30,468	$0.30
$0.39 - $0.39	2,147,562	5.10	$0.39	1,709,768	$0.39
$0.40 - $0.60	1,073,562	6.23	$0.54	448,059	$0.57
$0.61 - $1.07	746,575	3.07	$0.83	702,825	$0.84
$1.13 - $1.20	208,407	3.74	$1.16	154,344	$1.16
$1.32 - $1.32	725,000	5.25	$1.32	362,500	$1.32
$1.50 - $3.75	110,600	2.42	$1.98	108,162	$1.99
$7.32 - $7.32	179,800	1.09	$7.32	179,800	$7.32
$15.63 - $15.63	3,000	0.65	$15.63	3,000	$15.63
$17.25 - $17.25	750,000	0.90	$17.25	750,000	$17.25

$0.26 - $17.25	5,974,974	4.31	$2.97	4,448,926	$3.75
     As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was approximately $200,000 and will be recognized over an estimated weighted average amortization period of 0.6 years. The amortization period is based on the expected term of the options, which is defined as the period from grant date to exercise date.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. The Company is currently evaluating the provisions in FIN 48; however, at the present time the Company does not anticipate the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations and cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006.. The Company does not expect the adoption of SAB 108 to have an effect on our consolidated financial position, results of operations and cash flows.

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
     From time to time, the Company is involved in litigation incidental to the conduct of its business. Apart from the litigation described above, BackWeb is not party to any lawsuit or proceeding that, in its opinion, is likely to seriously harm its business.
Significant Risks
     Due to uncertainties in the technology market in particular and the economy in general, the Company has limited visibility to forecast future revenues. While the Company believes there is a market for its products, this lack of revenue visibility exposes the Company to risk should it not be able to adjust its expenditures to mitigate unfavorable trends in its revenue.
Letter of Credit
     In February 2001, the Company signed a thirty-day revolving letter of credit of $300,000 in favor of Equity Office LLC (formerly Speiker Properties LLC). In conjunction with its lease renegotiation in San Jose, CA, the Company extended this letter of credit to a total of $500,000 in favor of Equity Office LLC in October 2003. The letter of credit extends to the end of the existing lease term in lease in January 2007. In September 2006 the Company extended its existing lease space in San Jose, CA for an additional three years from the end of the lease term. The Company intends to modify its existing letter of credit to coincide with the lease extension termination.
Line of Credit
     As of September 30, 2006, the Company had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007 and provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company moved the $500,000 deposit related to its lease space in San Jose, California under the line of credit. The Company intends to modify this existing line of credit to coincide with the lease extension termination. At September 30, 2006, the Company had no unused borrowing capacity.

     Note 3. Restructuring Liabilities
     During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at September 30, 2005, there was a charge of approximately $20,000 related to the reversal of severance and other accruals that were determined would not be distributed as originally estimated. At September 30, 2006, there was no balance remaining related to restructuring charges and all amounts had either been disbursed or reversed.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Revenue:
North America	$599	$1,651	$2,815	$4,733
Israel	—	—	—	2
Europe	125	131	707	423

	$724	$1,782	$3,522	$5,158

	September 30,	December 31,
	2006	2005
	Unaudited
Total assets:
North America	$1,602	$2,204
Israel	4,889	7,566
Other	125	233

	$6,616	$10,033

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions. Revenue generated in Israel consists of export sales to end-customers located in the rest of the world, excluding North America and Europe. OEM sales are made to all geographic regions. No customer accounted for more than 10% of our revenue in either the three or nine months ended September 30, 2006.
Note 5. Guarantees
     Under the terms of the Company’s standard contract with its customers, the Company agrees to indemnify the customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of the Company’s software or services infringes intellectual property rights of a third party. The Company believes that these terms are common in the high technology industry. The nature of the intellectual property indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay our customers. Historically, we have not made any indemnification payments under such agreements, and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations. The Company does not believe the likelihood of a material obligation is probable.

Note 6. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	September 30, 2006			December 31, 2005
						Estimated
		Unrealized	Estimated		Unrealized	Fair
	Cost	Gain/(Loss)	Fair Value	Cost	Gains	Value
Money market	$2,600	—	$2,600	$5,979	—	$5,979
Commercial paper	—	—	—
Certificates of deposit	36	$(1)	35	331	$(17)	314
Totals	$2,636	$(1)	$2,635	$6,310	$(17)	$6,293
     At September 30, 2006, the total amounts of investments due within one year and due after one year were approximately $2.6 million and $35,000, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with, and is qualified by, our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report, as well as the “Risk Factors” section that is set forth Item 1A of Part II below. In addition, this discussion contains forward-looking statements and is therefore subject to the overall qualification on forward-looking statements that appears at the beginning of this report.
Overview
     We compete in the mobility and mobile applications market and offer a solution allowing users of enterprise Web applications to synchronize those Web applications to their PCs for use while disconnected from the network. Our enabling software is designed to integrate with Web applications in a loosely-coupled way that requires no change in a company’s enterprise web architecture and applications. This approach has the potential to bring mobile functionality to enterprise web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. This includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important web-based business applications. Examples of such critical business applications include customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.
     Our BackWeb Offline Access Server (OAS) product is designed to integrate with web applications in any web-based architecture, including portal frameworks, intranets, and websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.
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
Third Quarter 2006 Business Overview
The third quarter of 2006 was a disappointing quarter for BackWeb, particularly in terms of license revenue, as our sales execution was below our expectations. Part of the significant reduction in our license revenue as compared to both the prior quarter and the third quarter of 2005 was due to the fact that certain larger opportunities with customers were initiated via smaller pilot projects as part of longer sales cycles. These pilot projects did not results in significant revenue during the third quarter of 2005, but we believe they may result in additional and more substantial revenue in future quarters as their results are reviewed.
With respect to our sales strategy and direction, we have historically derived a majority of our revenues through the direct sales channel. We aim our direct sales efforts at those repeatable market segments which we consider the best candidates for our product, such as pharmaceutical sales and clinical trials and capital equipment and telecom field services. However, we don’t believe that a company our size can adequately cover the Global 1000 customer market with our own direct sales force. We therefore consider it critical to enter into strategic relationships with companies that can (a) expose our products to a greater number of customers and (b) incorporate our products into their product and service offerings and sell BackWeb as part of their application or service. We believe that both of these activities can help expand our sales in a cost efficient way.
The two types of companies that we have partnered with are:
1.	System integrators (SIs) that provide consulting and programming services for customers on a wide range of application and business needs. Examples of SIs with which we have strategic relationships include Tata Consulting (TCS), Wipro, Bearing Point, and BusinessEdge.
2.	Application software vendors (ASPs) who sell applications that commonly need to be used by mobile audiences. Examples of ASPs with which we have strategic relationships include Oracle/Peoplesoft, SAP, and Salesforce.com.
We have succeeded in entering into strategic relationships with these leading industry companies and these relationships have produced and influenced revenue over the last year and a half of our operations. Our Oracle/Peoplesoft and SAP relationships have resulted in approximately $1 million of license and service revenue in the most recent 6 quarters. Based on the indications we have received from these SIs and ASPs, we believe additional focus on selling with and through their sales channels is the most effective way to enhance shareholder value and we plan to continue to focus in this area in coming quarters.
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

Results of Operations
     The following table sets forth our results of operations for the three and nine months ended September 30, 2006 and 2005 expressed as a percentage of total revenue.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	Unaudited		Unaudited
Revenue:
License	8%	53%	37%	50%
Service	92	47	63	50

Total revenue	100	100	100	100

Cost of revenue:
Licenses	3	1	2	1
Service	21	10	16	10

Total cost of revenue	24	11	18	11

Gross profit	76	89	82	89
Operating expenses:
Research and development	75	30	49	32
Sales and marketing	128	44	85	45
General and administrative	97	30	51	28

		(1)		(2)

Total operating expenses	300	103	185	103

Loss from operations	(224)	(14)	(103)	(14)
Interest and other income, net	7	2	3	1

Net loss	(217)%	(12)%	(100)%	(13)%

Revenue
Total revenue

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Total revenue	$724	($1,058)	(59.4%)	$1,782

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Total revenue	$3,522	($1,636)	(32.7%)	$5,158

     We derive revenue from license sales, maintenance, and consulting services for BackWeb Offline Access Server, BackWeb Polite Sync Server, and BackWeb e-Accelerator Suite. The decrease in total revenue in the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily due to a decrease in license revenue, primarily related to the fact that we recognized $375,000 in revenue during each of the first, second and third quarters of 2005 from the F-Secure license agreement we entered into in the fourth quarter of 2004, but did not recognize any revenue from this agreement during 2006. Additionally, license sales in the third quarter of 2006 were significantly lower than in the same period in 2005 due to fewer license transactions closing during the period. In addition, total revenue declined in the three and nine months ended September 30, 2006 due to a reduction in consulting revenue. We have limited visibility to forecast revenue for the remainder of 2006 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     No customer accounted for more than 10% of our revenue in either the three or nine months ended September 30, 2006. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
License revenue

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
License revenue	$61	($881)	(93.5%)	$942
As a percentage of total revenue	8.4%	—	(44.5%)	52.9%

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
License revenue	$1,314	($1,255)	(48.9%)	$2,569
As a percentage of total revenue	37.3%	—	(12.5%)	49.8%
     The decrease in license revenue in the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to the expiration of revenue recognition related to the F-Secure agreement and our inability to increase our deal volume and/or deal size to offset the loss of the F-Secure revenue. This inability to increase our deal volume and deal size was due in part to the fact that certain larger opportunities with customers were initiated via smaller pilot projects as part of longer sales cycles, which we believe may result in additional and more substantial revenue in future quarters as their results are reviewed. Additionally, we experienced a decrease in the number of new license deals closed in both periods of 2006 as compared to 2005. The license sale to F-Secure accounted for approximately $375,000, or 40% of license revenue, for the three months ended September 30, 2005 and approximately $1.1 million, or 44% of license revenue, for the nine months ended September 30, 2005.

Service revenue

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Service revenue	$663	($177)	(21.1%)	$840
As a percentage of total revenue	91.6%	—	44.5%	47.1%

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Service revenue	$2,208	($381)	(14.7%)	$2,589
As a percentage of total revenue	62.7%	—	12.5%	50.2%
     Service revenue, which includes maintenance and consulting services, decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to a decrease in consulting projects that our services personnel worked on during the periods, as we continued to migrate our service work to strategic resellers. Maintenance services fees in both periods remained relatively constant. The substantial majority of our consulting revenue during the period was associated with our BackWeb Offline Access Server product.
     During the balance of 2006, we expect service revenue to remain fairly consistent with the reduced level we experienced in the third quarter of 2006. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb Offline Access Server. Any increase in maintenance revenue from BackWeb Offline Access Server, however, is dependent upon an absolute dollar level increase in license revenue from that product, which might not occur. Further, while we expect consulting revenue to remain consistent at this reduced level over the balance of 2006 and beyond, this too is largely dependent on increased license sales of our BackWeb Offline Access Server.
Cost of Revenue

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of revenue	$175	($22)	(11.2%)	$197
As a percentage of total revenue	24.2%	—	13.1%	11.1%

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of revenue	$637	$77	13.8%	$560
As a percentage of total revenue	18.1%	—	7.2%	10.9%
     Cost of revenue decreased during the three months ended September 30, 2006 as compared to the same period in 2005. This decrease was due to a decrease in consulting services than in the comparable period. Cost of revenue increased both in absolute dollars and as a percentage of revenue during the nine months ended September 30, 2006 as compared to the same period in 2005. This increase was due to the use of more senior resources on customer projects than in the comparable period.

Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to third party vendors.

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of license revenue	$26	$12	85.7%	$14
As a percentage of license revenue	42.6%	—	41.1%	1.5%
As a percentage of total revenue	3.6%	—	2.9%	0.7%

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of license revenue	$67	$40	148.1%	$27
As a percentage of license revenue	5.1%	—	4.0%	1.1%
As a percentage of total revenue	1.9%	—	1.4%	0.5%
     Cost of license revenue increased as a percentage of license revenue during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 due to the addition of certain additional functionality to our products provided by third parties and the related royalty payments associated with the increased functionality.
     We expect our cost of license revenue as a percentage of license revenue to remain relatively constant in the remainder of 2006.
Cost of Service Revenue
     Cost of service revenue consists primarily of expenses related to our personnel and overhead of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of service revenue	$149	($34)	(18.6%)	$183
As a percentage of service revenue	22.5%	—	0.7%	21.8%
As a percentage of total revenue	20.6%	—	10.3%	10.3%

	Nine months ended,
	September 30,	Change		September 30,
	2006	$	%	2005
	(in thousands, except percentages)
Cost of service revenue	$570	$37	6.9%	$533
As a percentage of service revenue	25.8%	—	5.2%	20.6%
As a percentage of total revenue	16.2%	—	5.9%	10.3%
     Cost of service revenue decreased during the three months ended September 30, 2006 compared to the same period in 2005 primarily due to a lower amount of billable expenses during the period as more projects were completed remotely as opposed to on-site at customer locations during the period. Cost of service revenue increased during the first nine months of 2006 as compared to the same period in 2005 primarily due to the use of more senior resources on customer projects than in the comparable period. Cost of service revenue as a percentage of service revenue increased during the three and nine months ended September 30, 2006 compared with the comparable periods in 2005 due primarily to the decrease in services revenue.
     We expect the cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during the balance of 2006.

Operating Expenses
Research and Development
     Research and development expenses consist of personnel costs, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Research and development	$541	$11	2.1%	$530
As a percentage of total revenue	74.7%	—	45.0%	29.7%

	Nine months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Research and development	$1,742	$72	4.3%	$1,670
As a percentage of total revenue	49.5%	—	17.1%	32.4%
     The increase in research and development expenses during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to the expiration of an Israeli research and development funding grant. During the second quarter of 2005, we received funding from an Israeli government sponsored development program that offsets new research and development costs, and which will be repaid as a royalty through cost of revenue if and when the related project that is being funded is offered commercially. This funding reduced research and development expenses for the three and nine months ended September 30, 2005 by approximately $70,000 and $150,000, respectively. We also recognized approximately $50,000 and $150,000 in the three and nine months ended September 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R. These additional expenses were offset by other general cost reductions in the research and development department in the periods. Research and development expenses as a percentage of total revenue increased during the three and nine months ended September 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in research and development expenses in absolute dollars combined with the decrease in total revenue.
     We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and strive for cost reductions, particularly in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain fairly constant during the remainder of 2006 and beyond.
Sales and Marketing
     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Sales and marketing	$928	$141	17.9%	$787
As a percentage of total revenue	128.2%	—	84.0%	44.2%

	Nine months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Sales and marketing	$2,980	$663	28.6%	$2,317
As a percentage of total revenue	84.6%	—	39.7%	44.9%

     The increase in sales and marketing expenses during the three and nine months ended September 30, 2006 compared to the same periods in 2005 resulted primarily from an increase in personnel related costs related to the addition of two vice presidents as well as additional field level staff. We also recognized approximately $50,000 and $150,000 in the three and nine months ended September 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R. Additionally, in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of certain employees. Sales and marketing expenses as a percentage of total revenue increased during the three and nine months ended September 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in sales and marketing expenses in absolute dollars combined with the decrease in total revenue.
     We expect sales and marketing expenses will decrease on an absolute basis during the remainder of 2006 due to a continued focus on cost reduction programs and selected personnel and related reductions where possible.
General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, legal, and the provision for bad debt expense.

	Three months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
General and administrative	$699	$168	31.6%	$531
As a percentage of total revenue	96.5%	—	66.7%	29.8%

	Nine months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
General and administrative	$1,780	$315	21.5%	$1,465
As a percentage of total revenue	50.5%	—	22.1%	28.4%
     The increase in general and administrative expenses during the three and nine months ended September 30, 2006 as compared to the same period in 2005 was primarily due to the reclassification of our Chief Executive Officer into the general and administrative department following the hiring of our Vice President of Sales and Business Development and the change in the allowance for doubtful accounts. In addition, we recognized approximately $20,000 and $50,000 in the three and nine months ended September 30, 2006, respectively, in expenses in connection with the implementation of SFAS 123R in the first quarter of 2006. General and administrative expenses as a percentage of total revenue increased during the three and nine months ended September 30, 2006 compared with the comparable periods in 2005 due primarily to the increase in general and administrative expenses in absolute dollars combined with the decrease in total revenue.
     We expect general and administrative expenses will decrease on an absolute basis during the remainder of 2006 and beyond due to a continued focus on cost reduction programs.
Interest and Other Income, Net
     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Interest and other income, net	$56	$21	60.0%	$35
As a percentage of total revenue	7.7%	—	5.7%	2.0%

	Nine months ended,
	September	Change		September
	30,			30,
	2006	$	%	2005
	(in thousands, except percentages)
Interest and other income, net	$116	$55	90.2%	$61
As a percentage of total revenue	3.3%	—	2.1%	1.2%

     The increase in interest and other income, net during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily due to the change in exchange rates and rise in interest rates on our investment accounts. These increases were partially offset by the use of cash for operations, which decreases the amount of interest income our cash generates. We expect interest and other income, net to decrease gradually during the reminder of 2006 and beyond as we expect we will continue to use cash in our operations and, as a result, earn less investment and interest income.
Income Taxes
     There was no provision for income taxes because we incurred net operating losses during the three and nine months ended September 30, 2006. As of September 30, 2006, we had approximately $100 million of Israeli net operating loss carry forwards and $7 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2022. The Israeli net operating loss carry forwards have no expiration date.
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
Liquidity and Capital Resources
     As of September 30, 2006, we had approximately $5.3 million of cash, cash equivalents and short-term investments compared to $7.9 million as of December 31, 2005.
     Net cash used in operating activities was approximately $2.9 million and $1.8 million for the nine months ended September 30, 2006 and 2005, respectively, and was primarily used to fund our ongoing operational needs. The increase in cash used in operating activities was primarily due to the investment we made in the sales and marketing efforts of the business in late 2005 and a reduction in our total revenue. Cash provided by investing activities was approximately $3.6 million for the nine months ended September 30, 2006, and cash used by investing activities was approximately $1.1 million for the nine months ended September 30, 2005. The cash provided by investing activities in the nine months ended September 30, 2006 consisted of the net proceeds from the purchases and sales of short-term investments to fund operational needs, and the cash used by investing activities in the nine months ended September 30, 2005 consisted of an increase in our invested funds during the second quarter of 2005. Cash provided by financing activities was approximately $389,000 and $129,000 for the nine months ended September 30, 2006 and 2005, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and from the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     As of September 30, 2006, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations. We believe that our current cash, cash equivalents and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, since our inception we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during the first nine months of 2006 as compared to our net loss for the first nine months of 2005 and in the future, our business may not go as planned, and we may need to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, if at all. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, and we may be required to undertake further expense reduction measures.

Contractual Obligations
     The following summarizes our contractual obligations at June 30, 2006 (in thousands):
Payments Due by Period

		Less than	1-3	3-5
	Total	1 year	years	years
Operating Lease Obligations	$588	$221	$885	$424

Total Contractual Commitments	$588	$221	$885	$424

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
     All of these tax benefits are subject to various conditions and restrictions. See “Note 12 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.
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
Foreign Currency Exchange Rate Risk
     We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in our Consolidated Statements of Operations as a component of interest and other income, net. We did not place any forward contracts in 2005 or 2006.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Vice President, Finance have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, due to the existence of a material weakness in our internal control over financial reporting identified by our independent registered public accounting firm in connection with their review of our September 30, 2006 interim financial statements. This material weakness in our internal control over financial reporting related to an adjustment proposed by our independent registered public accounting firm related to our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
     Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the material weakness described above, we intend to take the following remedial measures:
•	Increased communication with our external auditors prior to finalization of sales contracts

•	Additional review of contracts internally prior to closing them with customers
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
     Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during the first nine months of 2006 as compared to our net loss for the first nine months of 2005. We incurred net losses of approximately $3.5 million for the nine months ended September 30, 2006, $1.0 million for the year ended December 31, 2005, $5.1 million in the year ended December 31, 2004 and $10.7 million in the year ended December 31, 2003. As of September 30, 2006, we had an accumulated deficit of approximately $148 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2006 and beyond. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our Ordinary Shares.
Our quarterly license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter, as was the case for the third quarter of 2006. Additionally, we also offer volume- based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we require additional financing for our future capital or operational needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures, and we may be required to further reduce our operations.
     Our cash, cash equivalents and short-term investments balances have declined from $10.3 million as of December 31, 2004 to $7.9 million as of December 31, 2005 and to $5.3 million as of September 30, 2006, and we expect to continue to use cash in our operations. In addition, our limited cash resources constrain our ability to grow our business. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not increase significantly , particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
Wireless networking technology and geographic coverage could limit our market.
     Emerging wireless technologies, such as wireless fidelity, or WiFi, and cellular data networks, may pose a competitive challenge as an alternative to BackWeb’s capabilities. The reality and promise of wireless connectivity will make it necessary for BackWeb to target and educate its prospects intelligently. If we fail to successfully target those market segments which are not served by wireless networking, then our operating results could suffer.
Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, the current trading levels of our Ordinary Shares have decreased the value of many of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees. Additionally the economic environment in Israel and the US is improving, making it more challenging to retain our people. As a result of these factors, we have experienced an increased level of employee departures and our remaining personnel may seek other employment opportunities in the future.
Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and our business will suffer.
     Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2005, which has continued in 2006, our overall license sales to new customers declined in the first nine months of 2006 compared to the first nine months of 2005, and was particularly lower in the third quarter of 2006. As a result, we need to realize additional significant growth in license revenue from licensing our OAS product during the remainder of 2006 and beyond or our operating results will be significantly and negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

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
     To date, our average engagement with our customers has typically taken between 3 and 12 months for them to evaluate our products before making their purchasing decisions. The long, and often unpredictable, sales and implementation cycles for our products have caused, and may continue to cause, our license revenue and operating results to vary significantly from period to period. For example, our license revenue for the third quarter of 2006 was significantly lower than the third quarter of 2005 in part due to the fact that certain larger opportunities with customers were initiated via pilot projects in which the customers made smaller initial investments in order to evaluate whether or not to purchase additional licenses for full deployment. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products with no guarantee that such investment will result in a sale. Even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.
Our business is difficult to evaluate because we have changed our strategic focus on several occasions and repositioned our product line.
     We have a limited operating history operating our business in our current markets. We cannot be certain that our business strategy will be successful. In early 1998, we changed our strategic focus from a consumer-oriented to an enterprise-oriented Internet communications company. In 2001, we again re-positioned our products to focus on the portal market. During 2003, we expanded our market focus to include corporate intranets and other Web-based applications. During 2004, we realigned our sales strategy to focus on selling to the line of business owner as opposed to the IT department. These changes required us to adjust our business processes and make a number of significant personnel changes. To the extent we do not succeed in generating significant revenue from licensing our new products, particularly our OAS product, our business, operating results and financial conditions will suffer.
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

     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenue during any particular quarter. Any significant shortfall in revenue in relation to our expenses would decrease our net income (loss) or increase our operating losses and would also harm our financial condition. In some recent quarters our operating results have been below the expectations of public market analysts and investors. It is likely that in some future quarters, our operating results may also be below such expectations, which would likely cause our stock price to decline.
If we lose a major customer, our revenue could suffer because of our customer concentration.
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected. In the nine months ended September 30, 2006, two customers accounted for approximately 18% of our total revenue. In 2005, our two largest customers accounted for 43% of our total revenue. In 2004, our three largest customers represented approximately 34% of our total revenue. In 2003, our three largest customers represented approximately 28% of our total revenue.
We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.
     Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or to generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. For example, we experienced a reduction in license sales to new customers during the third quarter of 2006 compared with the third quarter of 2005 which contributed to the overall decline in our license revenue. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.
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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In 2003, 2004, 2005 and the first nine months of 2006, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

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
A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with their review of our September 30, 2006 interim financial statements, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. As more fully described in Item 4 of Part 1 of this report, this material weakness in our internal control over financial reporting related to an adjustment proposed by our independent registered public accounting firm related to our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support. As a result of this material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2006.
We cannot assure you that the measures we intend to take to remediate this material weakness, as more fully described in Item 4 of Part 1 of this report, will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weakness. A failure to remediate this material weakness and successfully implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
     Even though we have decreased our international presence, our international operations will continue to be subject to a number of risks, including, but not limited to:
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
     We are incorporated under the laws of the State of Israel. Our research and development facilities, as well as one of our executive offices, are located in Israel. Although substantial portions of our sales are currently made to customers outside of Israel, any major hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could significantly harm our business. Since September 2000, a continuous armed conflict with the Palestinian Authority has been taking place, with increased hostilities since the beginning of 2006. We cannot predict the effect on BackWeb of an increase in the degree of violence in Israel or of any possible military action elsewhere in the Middle East.
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
          In May 2006, Nasdaq implemented a change in its continued listing requirements to stipulate that non-U.S. companies must now comply with Nasdaq Marketplace Rule 4320(e)(2)(E)(i) (the Rule), which states that the closing per share bid price of Nasdaq listed companies must be at or above at $1.00. As a result, we must now comply with this Rule. On July 25, 2006, we received notification from Nasdaq indicating that for the last 30 consecutive business days, the bid price of our Ordinary Shares had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. In accordance with Nasdaq rules, we will be provided 180 calendar days, or until January 16, 2007, to regain compliance by having the bid price of our shares close at $1.00 per share or more for a minimum of 10 consecutive trading days. As of the date of this report, we have not regained compliance with this minimum per share bid price requirement. If we have not gained compliance by January 16, 2007, Nasdaq staff will determine if we continue to meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4320(e), except for the bid price requirement. If we meet the initial listing criteria, Nasdaq staff will notify us that we have been granted an additional 180 calendar-day compliance period. If we are not eligible for an additional compliance period, Nasdaq staff will provide written notification that our Ordinary Shares will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our Ordinary Shares to a Nasdaq Listing Qualifications Panel. We believe that it is likely that we will not be able to meet the initial listing requirements and we may not succeed in any appeal to the Nasdaq Listing Qualification Panel, and, as a result, our Ordinary Shares may be delisted from trading on The Nasdaq Capital Market shortly after January 16, 2007. If this were to occur, we would likely pursue the transfer of our Ordinary Shares listing to the OTC Bulletin Board. If our Ordinary Shares are delisted from trading on the Nasdaq Capital Market and are transferred to the OTC Bulletin Board, then the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may be significantly impaired and the market price of our Ordinary Shares may decline significantly.
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
          Our executive officers, directors , in the aggregate, beneficially owned approximately 27% of our outstanding Ordinary Shares as of September 30, 2006. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ KEN HOLMES Ken Holmes
Date: November 14, 2006		Vice President, Finance
(Mr. Holmes is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Vice President, Finance