Form 10-K
period 2006-12-31
BACKWEB TECHNOLOGIES LTD
filed 2007-04-02
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

As of June 30, 2006, based on the closing sales price of the registrant’s Ordinary Shares as quoted by the Nasdaq Capital Market, 26.4 million Ordinary Shares, having an aggregate market value of approximately $13.7 million, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant and 5% holders of Ordinary Shares are deemed to be affiliates.

As of March 4, 2007, the registrant had 41,313,704 Ordinary Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant’s Definitive Proxy Statement for the Registrant’s 2007 Annual General Meeting of Shareholders or from a future amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than April 30, 2007.

BACKWEB TECHNOLOGIES LTD.
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2006

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations, the expected impact of the restructurings we implemented in 2006, the ability of our strategic relationship efforts to increase the market for and visibility of our product lines and our plans to invest in selected strategic opportunities in this Annual Report are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on our forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in this Annual Report under the caption “Risk Factors” and elsewhere in this Annual Report. Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. Except as required by law, we undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I

Item 1.	Business

Overview

BackWeb competes in the mobility and mobile applications market and offers a solution allowing users of enterprise Web applications to synchronize those Web applications to their personal computers for use while disconnected from the network. Our enabling software is designed to integrate with Web applications in a loosely-coupled way that requires no changes in a company’s enterprise Web architecture and applications. This approach has the potential to bring mobile functionality to enterprise Web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. This includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important Web-based business applications. Examples of such critical business applications include sales tools, customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.

The BackWeb Offline Access Server (OAS) is designed to integrate with Web applications in any Web-based architecture, including portal frameworks, intranets, and Websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on Web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.

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

BackWeb Technology and Products

We develop, market and support mobile and offline Web synchronization software that enables companies to extend the reach of their Web applications and content to their mobile community of customers, partners and employees. Our software enables mobile users to access and transact with a company’s critical Web content and applications by enabling offline users to work with synchronized, thin-client versions of those enterprise Web applications on their desktop. Mobile users can then use their enterprise Web applications wherever they go and perform transactions when disconnected from the network.

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

Products

BackWeb Offline Access Server

In September 2001, we introduced the BackWeb Offline Access Server (OAS), then known as the BackWeb ProactivePortal Server, which enables mobile users to access Web applications and content, including portal environments, when a user is disconnected or poorly connected to a network. The BackWeb OAS is comprised of two major components, the Web Integration Server and the BackWeb Polite Sync Server, as well as interruptible content delivery, byte-level differentiation and Polite Neighborcast.

•	The Web Integration Server, which is also known as CAS , is a component of the OAS that is designed for highly scalable Web content acquisition from corporate portal, intranet, and Web applications. On an ongoing basis, the OAS logs into the portal, intranet or Web application as if it were an individual user and retrieves HTML pages using standard HTTP or HTTPS protocols (either secure or non-secure). Each page links to additional Web pages or documents that are retrieved once the links are identified. Content transformation and OTML tags parse the HTML pages and create an offline equivalent of the page that is sent to users. The CAS retrieves additional pages when it identifies links to additional portal pages, external documents or Web pages. Since the presentation of content sometimes changes, it is necessary to keep the content transformation correct regardless of visual presentation changes. Content transformation is accomplished by embedding OTML tags into the portal, intranet, or Web application page, which tags control the

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

BackWeb Polite Sync Server

Our infrastructure software platform, the BackWeb Polite Sync Server, formerly known as BackWeb Foundation, is based on a set of flexible components that enable an organization to capture information from most data sources, including Websites, file servers, databases, applications and legacy systems, and efficiently and reliably deliver the information throughout its extended enterprise. The Polite Sync Server automatically distributes that data to BackWeb plug-ins. The BackWeb Polite Sync Server is highly scalable and designed to support a large number of plug-ins concurrently. BackWeb Development Tools are used to customize the BackWeb Polite Sync Server solution. Components of BackWeb Development Tools include: the BackWeb Server Extension API, which is an application programming interface that allows companies to integrate the BackWeb Polite Sync Server with any digital data source, enabling automated publishing of content or files from any source to the BackWeb Polite Sync Server; the BackWeb Automation SDK and Automation Editor, which includes application programming interfaces and a library of BackWeb supplied programs that perform tasks between the BackWeb Polite Sync Server and an external data source; our BackWeb Authoring Language Interface, or BALI, Editor that is used by companies to create and modify Flash Alerts; and our BackWeb plug-in, our software program operating on personal computers or workstations, which operates in the background and communicates with designated BackWeb Polite Sync Servers during the idle time of a user’s network connection, enabling the user to receive data transparently and without disruption while using other applications.

Customers

We sell our products to customers from a variety of industries. Our customers include industry leaders, such as BAE Systems, Booz Allen Hamilton, Bristol Myers Squibb, British Telecommunications, Centocor, Eastman Kodak, General Electric Medical Systems, Guidant, Hewlett-Packard, IBM, Johnson & Johnson, KLA Tencor, Lam Research, Logitech, Nationwide Building Supply, Ortho Biotech, Pfizer, and Siemens, as well as the United States Social Security Administration.

For a discussion of customer transactions by geography, please refer to Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report.

Sales and Marketing

Sales

We currently market our software and services primarily through a direct sales organization complemented by indirect sales channels and channel partners. Our direct sales force is located in the United States and Europe. Our sales force consists of direct sales representatives and field application engineers. During 2006, most of our revenue was attributable to the efforts of this direct sales force and, although we expect to generate increased sales from indirect channels in the future, we expect direct sales to continue to account for the majority of our revenue for the foreseeable future.

In an effort to accelerate the acceptance of our products, we have developed cooperative alliances and entered into reseller and remarketing agreements with leading enterprise software vendors, original equipment manufacturers, or OEMs, and system integrators, including Oracle and SAP . We believe these alliances have the potential to provide additional marketing and sales channels for our products, help enable us to raise awareness of BackWeb among enterprise customers and facilitate broad market acceptance for our products. These partnerships accounted for a material part of our 2005 and 2006 license revenue and the partner- assisted percentage of our sales could grow as these partnerships continue to be productive. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

Marketing

In 2006, our marketing efforts were focused on Web-based business applications that are typically used by audiences whose work day necessarily includes frequent disconnecting from the network. Our most productive sales efforts are those centered on business users and key business applications where BackWeb’s software is viewed as an extension of the application. We are less productive in sales efforts centered on IT infrastructure. We work to identify customer and application market segments that will have a recurring need for our capabilities. We work closely with our partners to leverage their sales and marketing efforts and installed base. We also educate industry analysts, application software vendors and system integrators, and enterprise customers about our technology and its competitive advantages.

Our marketing strategy is designed to identify in enterprises the Web applications used by mobile employees for important business processes and to position BackWeb as the fastest and most cost-effective way to mobilize the Web application. We believe the trend to Web-enable enterprise applications, now more than eight years old, is beginning to result in an increasing number of mature, valuable Web applications. Furthermore, we believe enterprises are focused on top-line revenue growth and are investing in cost-effective ways to make their revenue producing employees more productive. Our marketing efforts are directed at creating market awareness and generating leads for our OAS technology. Marketing activities include: inside sales, Web seminars, online advertising and opportunity generation prospecting activities. In addition, our public relations programs are designed to build market awareness by establishing and maintaining relationships with key trade press, business press and industry analysts.

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

Our research and development group is located in Rosh Ha’ayin, Israel. We believe that performing research and development in Israel offers a number of strategic advantages because Israel offers a pool of highly qualified technology engineers, as well as a lower cost structure than the U.S. Operating in Israel has also allowed us to enjoy tax incentives from the government of Israel. Our Israeli engineers typically hold advanced degrees in computer-related disciplines. We have complemented these individuals by hiring senior management with backgrounds in the commercial software development industries. Our research and development expenses were $2.2 million, $2.2 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. To date, all research and development costs have been expensed as incurred.

Competition

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We have experienced, and expect to continue to experience, intense competition from current and potential competitors. Many of our competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. In addition, some of our potential competitors are among the largest and most well capitalized software companies in the world. We expect to face competition from these and other competitors, including:

•	small companies attempting to address the needs of mobile or disconnected Web users such as iOra;

•	large enterprise software companies attempting to address the needs of mobile or disconnected Web users that have announced or may have plans to develop mobile technology, such as IBM, Microsoft and SAP;

•	mobile middleware vendors such as Everypath and Sybase iAnywhere; and

•	wireless data networking solutions such as wireless fidelity, or WiFi, and cellular data services such as Sprint EVDO.

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

Employees

As of December 31, 2006, we had a total of 33 employees, of whom 13 were engaged in research and development, 4 in sales, marketing and business development, 10 in professional services and technical support, and 6 in finance, administration and operations. Our future performance depends in part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement requiring service for any defined period of time. The loss of the services of one or more of our key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we may not be able to retain our key personnel in the future. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our overall relations with our employees to be good.

We have 17 of our 33 employees located in Israel. Israeli law and certain provisions of the nationwide collective bargaining agreements between the Histadrut, which is the General Federation of Labor in Israel, and the Coordinating Bureau of Economic Organization, which is the Israeli federation of employers’ organizations, apply to our Israeli employees. These provisions principally concern the maximum length of the work day and the work week, minimum wages, contributions to a pension fund, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. Furthermore, pursuant to such provisions, the wages of most of our Israeli employees are subject to cost of living adjustments, based on changes in the Israeli Consumer Price Index. The amounts and frequency of such adjustments are modified from time to time. Israeli law generally requires the payment of severance pay upon the retirement or death of an employee or upon termination of employment by the employer or, in certain circumstances, by the employee. We currently fund our ongoing severance obligations for our Israeli employees by making monthly payments for insurance policies to cover these obligations.

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

Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2005, which continued in 2006, our overall license sales to new customers declined in 2006 compared to 2005. As a result, we will need to realize additional growth of this product line in 2007 or our operating results will be significantly and negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS is not widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.

We have a history of losses and we expect future losses.

Since our inception, we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during 2006 as compared to our net loss for 2005. We incurred net losses of approximately $3.7 million in the year ended December 31, 2006, $1.0 million for the year ended December 31, 2005 and $5.1 million in the year ended December 31, 2004. As of December 31, 2006, we had an accumulated deficit of approximately $148.4 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2007 and into 2008. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors and securities analysts may adversely affect the market price of our Ordinary Shares.

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

Our cash, cash equivalents and short-term investments balances have declined from $7.8 million as of December 31, 2005 to $4.5 million as of December 31, 2006 and we expect to continue to use cash in our operations. In addition, our limited cash resources constrain our ability to grow our business. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not increase significantly, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we are able to obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.

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

We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, for the year ended December 31, 2006, we derived approximately 44% of our license revenue from licenses sold to two customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

We have restructured our company in October 2004 and further reduced headcount in 2006, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.

In October 2004, we restructured in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. In July and October 2006, we again reduced headcount in an effort to reduce our cash burn. While the restructurings have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, will depend upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our share price.

Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with its audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements, our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. As more fully described in Item 9A of this Annual Report on Form 10-K, these material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.

As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of each of September 30, 2006 and December 31, 2006.

We cannot assure you that the measures we have taken and intend to take to remediate these material weaknesses, as more fully described in Item 9A of this Annual Report on Form 10-K, will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses. A failure to remediate these material weaknesses and successfully implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price.

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

Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenue during any particular quarter. Any significant shortfall in revenue in relation to our expenses would decrease our net income or increase our operating losses and would also harm our financial condition. In some recent quarters, our operating results have been below the expectations of investors. It is likely that in some future quarters, our operating results may also be below such expectations, which would likely cause our share price to decline.

If we lose a major customer, our revenue could suffer because of our customer concentration.

We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. For example, in 2006, our two largest customers accounted for approximately 21% of our total revenue, in 2005, our three largest customers represented approximately 45% of our total revenue, and in 2004, our three largest customers represented approximately 34% of our total revenue. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected.

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

Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or to generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. For example, we experienced a reduction in license sales to new customers during 2006 compared with 2005 which contributed to the overall decline in our license revenue. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.

In addition, as we have introduced new versions of our products or new products, such as our OAS, we have experienced a decline in licensing revenue generated from our older products, such as Polite Sync Server and e-Accelerator, and we anticipate future declines in licensing revenue from these products. However, it is also possible that our current customers might not require the functionality of our new products and might not ultimately license these products. Because the total amount of maintenance and support fees we receive in any period depends, in large part, on the size and number of licenses that we have previously sold, any downturn in our software license revenue would negatively affect our future maintenance and support revenue. In addition, if customers elect not to renew their maintenance agreements, our services revenue will decline significantly. If customers are unable to pay for their current products or are unwilling to purchase additional products, our revenue will decline, which would likely materially and adversely affect our revenue, operating results and share price.

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

The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In 2004, 2005 and 2006, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.

Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.

In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, the current trading levels of our Ordinary Shares have decreased the value of many of the stock options granted to employees pursuant to our stock option plan. Furthermore, the economic environment in Israel and the U.S. has improved, making it more challenging to retain our employees. As a result of these factors, we have experienced an increased level of employee departures and our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. If this were to occur, our revenue could decline and our operations in general could be impacted. None of our officers or key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.

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

Revenue from customers outside the United States represented approximately $1.1 million, or 23%, of our total revenue for the year ended December 31, 2006, and $2.9 million, or 41%, of our total revenue for the year ended December 31, 2005. Even though we have decreased our international presence, our international operations will continue to be subject to a number of risks, including, but not limited to:

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

We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. Product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, which are confidential when filed, with regard to potentially similar technologies. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Although we believe that our products do not infringe the proprietary rights of any third parties, third parties could assert infringement claims against us in the future. The defense of any such claims would require us to incur substantial costs and would divert management’s attention and resources, which could materially and adversely affect our financial condition and operations. If a party succeeded in making such a claim, we could be liable for substantial damages, as well as injunctive or equitable relief that could effectively block our ability to sell our products and services. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Any such outcome could have a material adverse effect on our business, financial condition, operating results and share price.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and Nasdaq, have required changes in some of our corporate governance and accounting practices and caused our Ordinary Shares to be delisted from the NASDAQ Capital Market. We expect these laws, rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. These rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly on our audit committee, or as executive officers.

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

Pursuant to the Law for the Encouragement of Capital Investments, 1959, the Israeli Government has granted “Approved Enterprise” status to our existing capital investment programs. Consequently, we are eligible for tax benefits for the first several years in which we generate taxable income. Our future profitability may be diminished if all or portions of these tax benefits are reduced or eliminated. These tax benefits may be cancelled if we fail to comply with requisite conditions and criteria. Currently the most significant conditions that we must continue to meet include making specified investments in fixed assets, financing at least 30% of these investments through the issuance of share capital , and maintaining the development and production nature of our facilities. We cannot assure you that the benefits will be continued in the future at their current levels or at any level.

Israeli regulations may limit our ability to engage in encryption research and development and export our products that incorporate encryption.

Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 2007. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.

Israeli courts might not enforce judgments rendered outside of Israel that may make it difficult to collect on judgments rendered against us or our directors or officers, and you may have difficulties asserting U.S. securities laws claims.

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

We have been informed by our legal counsel in Israel, Naschitz, Brandes & Co., that it may be difficult to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the substance of the applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. Furthermore, there is little binding case law in Israel addressing these matters.

Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court that was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment may no longer be appealed;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given.

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

Risks Relating to Our Ordinary Shares

In January 2007, our Ordinary Shares were delisted from trading on The Nasdaq Capital Market, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may have been significantly impaired and the market price of our Ordinary Shares may continue to decline significantly.

In May 2006, Nasdaq implemented a change in its continued listing requirements to stipulate that non-U.S. companies must now comply with Nasdaq Marketplace Rule 4320(e)(2)(E)(i), which states that the closing per share bid price of Nasdaq listed companies must be at or above at $1.00. Because we did not regain compliance with this minimum per share bid price requirement by the deadline imposed by Nasdaq, we were delisted from the Capital Market of Nasdaq in January 2007. Our Ordinary Shares are now listed and traded on the OTC Bulletin Board, and the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may have been significantly impaired. As a result, the market price of our Ordinary Shares may continue to decline significantly.

Our share price has been volatile and could fluctuate in the future.

The market price of our Ordinary Shares has been volatile. We expect our share price to continue to fluctuate:

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

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action described in Part I, Item 3 “Legal Proceedings” of this Annual Report, and the volatility of our share price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business and results of operations.

Holders of our Ordinary Shares who are United States residents face income tax risks.

We believe that we will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes. Our treatment as a PFIC could result in a reduction in the after-tax return to the holders of our Ordinary Shares and may cause a reduction in the value of such shares. For U.S. federal income tax purposes, we will be classified as a PFIC for any taxable year in which either (i) 75% or more of our gross income is passive income, or (ii) at least 50% of the average value of all of our assets for the taxable year produce or are held for the production of passive income. For this purpose, cash is considered to be an asset, which produces passive income. Passive income also includes dividends, interest, royalties, rents, annuities and the excess of gains over losses from the disposition of assets, which produce passive income. As a result of our cash position and the decline in the value of our shares, we might be considered a PFIC under a literal application of the asset test that looks solely to market value. If we are a PFIC for U.S. federal income tax purposes, holders of our Ordinary Shares who are residents of the United States (“U.S. Holders”) would be required, in certain circumstances, to pay an interest charge together with tax calculated at maximum rates on certain “excess distributions,” including any gain on the sale of Ordinary Shares.

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

Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 32% of our outstanding Ordinary Shares as of December 31, 2006. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, BackWeb leased approximately 3,234 square feet in a single office building located in Rosh Ha’ayin, Israel, and approximately 17,600 square feet in a single office building located in San Jose, California. The office space in Rosh Ha’ayin, Israel is leased pursuant to a lease that terminates in June 2008. The office space in San Jose, California is leased pursuant to a lease that expires in January 2010. In addition to these facilities, as of December 31, 2006, BackWeb also leased field sales and support offices in New York, New York, and Hamburg, Germany. Lease terms on these offices are month-to-month. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

For a more complete discussion of our lease obligations, please refer to Note 7 of the Notes to Consolidated Financial Statements found elsewhere in this Annual Report.

Item 3.	Legal Proceedings

On November 13, 2001, BackWeb, six of our officers and directors, and various underwriters for our initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A

consolidated amended complaint filed in the case asserts that the prospectus from our June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of our Ordinary Shares. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

A proposal was made in 2003 for the settlement and for the release of claims against the issuer defendants, including BackWeb, and has been submitted to the Court. We have agreed to the proposal. The settlement is subject to a number of conditions, including approval by the proposed settling parties and the court. In September 2004, an agreement of settlement was submitted to the court for preliminary approval.

If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations, or the price of our Ordinary Shares. We have not accrued any fees related to this litigation as we cannot reasonably estimate the probability or the amount of fees that could result from this action.

Additionally, we were named in a judgment during September 2005 for approximately $500,000 related to a claim against our dormant French subsidiary. The judgment is related to a dispute between a former French distributor of ours and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $300,000, or approximately one-half of the total judgment against us and the former distributor, in the third quarter of 2005.

From time to time, we are involved in litigation incidental to the conduct of our business. Apart from the litigation described above, we are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 28, 2006, we held our 2006 Annual General Meeting of Shareholders at which our shareholders voted on and approved the following matters:

1. To re-elect Uday Bellary as a Class I director to serve for a term of three years, expiring upon the 2009 Annual General Meeting of Shareholders, or until his successor is elected;

For	22,187,867
Withhold Authority	63,520

2. To (i) ratify the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2006 and (ii) authorize our Audit Committee to enter into an agreement to pay the fees of Grant Thornton on customary terms.

For	22,215,215
Against	25,602
Abstain	10,570
Broker Non-Votes	21,597,348

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 16, 2007, our Ordinary Shares have traded on the OTC Bulletin Board Market under the symbol BWEBF.OB. Prior to January 16, 2007, our Ordinary Shares were traded on the Nasdaq Capital Market under the symbol BWEB until our shares were delisted. The following table presents the high and low intra-day sales prices per share of our Ordinary Shares as reported on the Nasdaq Capital Market during the quarters indicated below:

2005	High	Low

First Quarter	$0.84	$0.44
Second Quarter	$0.57	$0.41
Third Quarter	$0.63	$0.45
Fourth Quarter	$0.74	$0.37

2006	High	Low

First Quarter	$0.90	$0.54
Second Quarter	$0.95	$0.47
Third Quarter	$0.56	$0.35
Fourth Quarter	$0.41	$0.20

According to the records of our transfer agent, American Stock Transfer & Trust Company, we had approximately 182 shareholders of record as of March 4, 2007. Because many of our Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

If we were to declare dividends in the future, we would declare those dividends in NIS but pay those dividends to our non-Israeli shareholders in U.S. dollars. Because exchange rates between NIS and the dollar fluctuate continuously, a U.S. shareholder would be subject to currency fluctuation risk between the date when the dividends were declared and the date the dividends were paid.

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

There were no repurchases of our Ordinary Shares by us, or on our behalf, during 2006.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated Statements of Operations
Revenue:
License	$1,868	$3,312	$1,593	$3,232	$2,119
Service	2,928	3,599	3,906	3,270	4,228

Total revenue	4,796	6,911	5,499	6,502	6,347
Cost of revenue:
License	64	51	72	128	213
Service	762	684	1,170	1,057	3,050

Total cost of revenue	826	735	1,242	1,185	3,263

Gross profit	3,970	6,176	4,257	5,317	3,084

Operating expenses:
Research and development	2,211	2,178	3,298	4,487	6,059
Sales and marketing	3,655	3,452	4,071	6,272	10,298
General and administrative	1,981	1,787	1,958	3,939	4,557
Restructuring charges	—	(105)	469	443	4,678
Write-off and amortization of intellectual property, other intangibles and deferred stock compensation	—	—	—	—	3,546

Total operating expenses	7,847	7,312	9,796	15,141	29,138

Loss from operations	(3,877)	(1,136)	(5,539)	(9,824)	(26,054)
Interest and other income, net	171	103	396	98	1,172
Write down of equity investments	—	—	—	(1,000)	—

Net loss	$(3,706)	$(1,033)	$(5,143)	$(10,726)	$(24,882)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.13)	$(0.27)	$(0.63)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	41,250	41,011	40,711	40,000	39,284

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$4,494	$7,876	$10,320	$14,457	$23,757
Working capital	3,662	6,801	7,903	12,301	20,334
Total assets	6,527	10,003	12,555	18,515	29,409
Total shareholders’ equity	$3,831	$7,041	$7,938	$12,961	$22,521

(1)	For the calculation of the weighted average number of shares used to calculate basic and diluted net loss per share, please see Note 2 of the Notes to Consolidated Financial Statements, “Net Loss Per Share.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified by, the “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in this report, as well as “Risk Factors.” In addition, this discussion contains forward-looking statements and is, therefore, subject to the overall qualification on forward-looking statements that appears at the beginning of this report.

We compete in the mobility and mobile applications market and offer a solution allowing users of enterprise Web applications to synchronize those Web applications to their personal computers for use while disconnected from the network. Our enabling software is designed to integrate with Web applications in a loosely-coupled way that requires no changes in a company’s enterprise Web architecture and applications. This approach has the potential to bring mobile functionality to enterprise Web applications quickly and with low total cost of ownership. Our products address the need of mobile users who spend important parts of their work time in situations in which fixed or wireless network connectivity is not practical. This includes mobile workers engaged in field sales, services, consulting and operational roles. Many of these people must frequently disconnect from and reconnect to the network but require consistent access to their important Web-based business applications. Examples of such critical business applications include customer relationship management, or CRM, systems, service management systems, service document repositories, training and e-learning applications, human resources, or HR, applications, service repair guides, expense report updates, pricing data, time sheets, work orders, and other essential documents and information. Our products are designed to capitalize on the potential business and return on investment benefits of mobile applications, including improved productivity of mobile workforces, faster completion of company workflows and increased levels of sales and customer satisfaction. They are also designed to reduce the cost of distributing information to field personnel and to minimize the impact and costs on enterprise networks to support mobile users.

The BackWeb Offline Access Server (OAS) is designed to integrate with Web applications in any Web-based architecture, including portal frameworks, intranets, and Websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on Web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications for use by mobile personnel.

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

We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller, OEM and co-sales/marketing partners. Since 2002, our direct sales force has accounted for a significant majority of our revenue. However, the revenue from partner activities increased in 2006 and we believe it could continue to increase in absolute dollars and in percentage of overall revenue.

Business Overview

During 2006, we achieved important strategic objectives around cost control and implementing new initiatives, including establishing new strategic relationships that we believe have the potential to increase the market for and visibility of our product lines. However, our results for the first three quarters of 2006 reflected challenges in the market for information technology and challenges of direct sales in the enterprise software market.

At the end of 2005, we decided to hire additional professional services staff to meet existing demand for services and additional sales and business development personnel to develop opportunities that we anticipated with our direct sales organization and strategic partners. As 2006 progressed, we ran into several difficulties. First, the opportunities we expected to realize through our direct sales organization and with our strategic partners either took longer to materialize than we anticipated or did not end up materializing. These business challenges occurred at the same time that our recognition of revenue from the previously announced contract with F-Secure Corporation ended, which had previously resulted in approximately $400,000 of recognized revenue per quarter. Second, we experienced a faster than anticipated transition of BackWeb-related services from our professional services organization to our services partners. This was partly a result of our increased license sales-related cooperation with our services partners and partly a result of our customers wanting to add BackWeb-related services to the portfolio of services provided by their existing services partners, many of whom work on a blended onshore/offshore rate basis.

As a result, after gradually increasing revenue and narrowing our net loss in 2005 compared with 2004, we experienced a decrease in revenue and a significantly increased net loss in 2006, particularly in the second and third quarters of 2006. In 2006, our total revenue decreased $2.1 million, or approximately 30%, as compared to 2005. Of this decrease in total revenue, $1.4 million, or approximately 44%, was due to the end of revenue recognition from the F-Secure contract and $700,000, or approximately 19%, was due to a decrease in our services revenue. Overall, non-F-Secure license revenue was slightly higher in 2006 as compared to 2005. Our net loss for 2006 was approximately $3.7 million versus approximately $1.0 million for 2005.

In response to these financial results, we decided to cut expenses, reversing the previous expansions in our sales and professional services organizations. However, we retained the additional personnel we hired in our business development organization and maintained research and development headcount at a relatively constant level. In the process, we reduced our expenses from approximately $2.3 million per quarter at their peak in 2006 to approximately $1.6 million per quarter by the end of 2006, which is lower than our quarterly expense level in 2005. As a result of these changes, in the fourth quarter of 2006 we achieved our lowest quarterly loss ever, $204,000, or less than half a cent per share.

We made progress in our business development activities in 2006, establishing a new strategic relationship with Salesforce.com. We believe there will be demand for our product offerings in their market with small and medium businesses (SMB) as well as large enterprises, and we have begun the product development and marketing activities required to benefit from this opportunity. We intend to launch offerings to address this SMB market as one of our initiatives in 2007.

As we look forward into 2007, we plan to be conservative with our spending in order to continue to improve upon the net income results that we achieved in the fourth quarter of 2006. We believe our expense level is appropriate for our level of revenue in this market, and that we will have the resources to invest in selected, strategic opportunities. In the industry press, we currently see increased attention to the opportunities for rich desktop applications and offline capabilities for “Web 2.0 and “Office 2.0” applications. Enterprises continue to invest in mobile technologies as large and small companies continue to see mobile workforces as a necessary component of their work environments. We intend to focus our execution on opportunities that will allow us to operate profitably and to invest, where appropriate, in potential growth opportunities.

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

Our critical accounting policies are as follows:

•	revenue recognition; and

•	estimating valuation allowances and accrued liabilities, specifically the trade receivable allowance for doubtful accounts.

Revenue Recognition

We derive revenue primarily from software license fees, maintenance service fees, and consulting services paid to us directly by corporate customers and resellers and, to a lesser extent, from royalty fees from OEMs. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to us by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right of OEMs and other distributors to use our products. Royalties are classified by product in the applicable revenue category; license royalties are classified in license revenue and royalties from maintenance arrangements are classified as maintenance revenue. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.

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

Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts

Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against the trade accounts receivable. Management specifically analyzes customer accounts, account receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentrations, customer credit-worthiness, current economic trends, and any other pertinent factors. Generally, we make a provision for doubtful accounts when a trade receivable becomes 90 days past due. In exceptional cases, we will waive a provision after a trade receivable is 90 days or more past due when, in the judgment of management, after conducting due diligence with the management of the customer, the receivable is still collectible and the customer has demonstrated that payment is imminent. During 2006, management’s review of the allowance for doubtful accounts resulted in a write offs during the year of $202,000 related to past due accounts, primarily from amounts recorded in prior years.

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

Results of Operations

The following table sets forth the results of operations, for the periods indicated, expressed as a percentage of total revenue.

	Year Ended December 31,
	2006	2005	2004

Revenue:
License	39%	48%	29%

Service	61	52	71

Total revenue	100	100	100

Cost of revenue:
License	1	0	1

Service	16	10	22

Total cost of revenue	17	10	23

Gross profit	83	90	77

Operating expenses:
Research and development	46	32	60

Sales and marketing	76	50	74

General and administrative	41	26	36

Restructuring charges	0	(2)	8

Total operating expenses	164	106	178
Loss from operations	(81)	(16)	(101)

Interest and other income, net	4	2	7
Net loss	(77)%	(14)%	(94)%

Revenue

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Total revenue	$4,796	$(2,115)	(30.6)%	$6,911	$1,412	25.7%	$5,499

We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator products. The decrease in total revenue in 2006 as compared to 2005 was due primarily to a $1.5 million license transaction for our older Polite Sync product that we completed with F-Secure in the fourth quarter of 2004, of which $1.4 million was recognized as revenue in 2005. There was no similar arrangement for license revenue recognition in 2006. Additionally, we experienced a $700,000 decrease in our professional services revenue as we experienced a faster than anticipated transition of BackWeb-related services from our professional services organization to our services partners. This was partly a result of our increased license sales-related cooperation with our services partners and partly a result of our customers wanting to add BackWeb-related services to the portfolio of services provided by their existing services partners, many of whom work on a blended onshore/offshore rate basis. The increase in total revenue in 2005 as compared to 2004 was also primarily due to the $1.5 million license transaction with F-Secure in the fourth quarter of 2004. We initially expected that 2006 would be a growth year for us, as we hired significant sales and marketing related personnel at the end of 2005 and the beginning of 2006. However, we had to change course when our revenues did not increase as we anticipated. As a result, during the fourth quarter of 2006, we terminated the employment of much of the additional sales and marketing personnel that we had hired. In contrast, 2005 was a stabilization year for us with little turnover in the sales force and a consistent message to the market, which we believe led to the increase in total revenue as compared to 2004 despite a substantially smaller sales and marketing team. Further discussion of the changes in the components of total revenue is included in the sections below. We have limited visibility to forecast revenue for 2007 and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss expected trends in the individual components of our total revenue and in our product revenue mix.

Customers outside of the United States accounted for 22.9%, 41.8% and 15.8% of our total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. The variations in the mix of revenue generated in the United States as compared to the revenue generated outside of the United States is partially due to the small number of deals closed in these periods, as each individual deal had a greater impact on the composition of our revenue and the significant variability in the value of these deals.

Novartis Corporation accounted for approximately 12% of our revenues in 2006. F-Secure accounted for approximately 25% and Pfizer accounted for approximately 15% of our total revenue in 2005. CABC/Ignite accounted for approximately 16% of our revenue in 2004. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future years.

License Revenue

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

License revenue	$1,868	$(1,444)	(43.6)%	$3,312	$1,719	107.9%	$1,593
As a percentage of total revenue	38.9%	—	(9.0)%	47.9%	—	18.9%	29.0%

License revenue decreased significantly in 2006 as compared to 2005, primarily due to a license sale of our older Polite Sync Server product to F-Secure in the fourth quarter of 2004, of which $1.4 million was recognized during 2005. Net of this recognition in 2005, license revenue was relatively consistent in 2006 as compared to 2005. The $1.4 million in license revenue recognized from the F-Secure transaction coupled with an increase in our core OAS product license sales led to the increase in license revenue in 2005 as compared to 2004.

During 2007, we expect license revenue from our OAS product offering to increase in absolute dollars. We expect to continue to generate license revenue from our older products, in particular the BackWeb Polite Sync Server product, but we expect this to continue to decrease as a percentage of overall license revenue.

Service Revenue

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Service revenue	$2,928	$(671)	(18.6)%	$3,599	$(307)	(7.9)%	$3,906
As a percentage of total revenue	61.1%	—	(9.0)%	52.1%	—	18.9%	71.0%

Service revenue consists of maintenance, consulting and training services. In general, we experience an increase in consulting revenues in the quarters following license sales, and the vast majority of consulting revenue was related to the deployments of our OAS product. The decrease in services revenue in 2006 as compared to 2005 was primarily related to the decrease in consulting services in 2006. This decrease was primarily related to a reduction in our professional services team resources during 2006. Maintenance revenue was relatively flat in 2006, 2005 and 2004, as maintenance contracts related to new product sales replaced cancelled maintenance contracts related to our older product lines.

During 2007, we expect service revenue to increase slightly compared to 2006. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with our OAS product offering. Any increase in maintenance revenue from our OAS product offering, however, is dependent upon an absolute dollar level increase in license revenue from that product, which cannot be assured. Further, while we expect consulting revenue to increase slightly as compared with the prior year, this too is dependent on increased licenses of our OAS product offering.

Cost of Revenue

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Cost of revenue	$826	$91	12.4%	$735	$(507)	(40.8)%	$1,242
As a percentage of total revenue	17.2%	—	6.6%	10.6%	—	(12.0)%	22.6%

Cost of revenue increased as a percentage of revenue during 2006 as compared to 2005 primarily due to an increase in the cost structure within the services teams, including salary and benefit increases as well as increased office and other non-personnel related costs. Cost of revenue increased as a percentage of revenue during 2005 as compared to 2004 primarily due to higher professional services costs in 2005, including the use of more senior consultants on our professional services engagements, which has a higher cost of revenue than license revenue. In the sections below we discuss expected trends in the individual components of our cost of revenue.

Cost of License Revenue

Cost of license revenue consists primarily of expenses related to media duplication, packaging of products, and royalty payables to OEM vendors.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Cost of license revenue	$64	$13	25.5%	$51	$(21)	(29.2)%	$72
As a percentage of license revenue	3.4%	—	1.9%	1.5%	—	(5.0)%	6.5%
As a percentage of total revenue	1.3%	—	0.6%	0.7%	—	(0.6)%	1.3%

Cost of license revenue increased in absolute dollars in 2006 as compared to 2005 due to the incurrence of costs for enhancements made to our OAS product as well as sales and marketing efforts related to our increased focus on sales through strategic alliances. Cost of license revenue decreased in absolute dollars in 2005 as compared to 2004 due to our efforts to reduce the use of costly external consultants to produce artwork, technical writing and other cost of license revenue during 2005.

During 2007, we expect our cost of license revenue as a percentage of license revenue to remain at approximately the same levels as 2006.

Cost of Service Revenue

Cost of service revenue consists primarily of personnel and overhead related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Cost of service revenue	$762	$78	11.4%	$684	$(486)	(41.5)%	$1,170
As a percentage of service revenue	26.0%	—	7.0%	19.0%	—	(11.0)%	30.0%
As a percentage of total revenue	15.9%	—	6.0%	9.9%	—	(11.4)%	21.3%

Cost of service revenue increased during 2006 as compared to 2005 due primarily to increased salary and wage levels of the services team during 2006. Cost of service revenue decreased during 2005 as compared to 2004 due primarily to a reduction in costs within the services organization through reductions in services personnel.

We expect cost of service revenue to increase marginally and remain relatively constant as a percentage of service revenue during 2007.

Operating Expenses

Research and Development

Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. Our research and development facilities are located in Israel.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Research and development	$2,211	$33	1.5%	$2,178	$(1,120)	(34.0)%	$3,298
As a percentage of total revenue	46.1%	—	14.6%	31.5%	—	(28.4)%	59.9%

Research and development expenses during 2006 were relatively consistent with 2005, as there were no significant additions or departures from the research and development team during 2006. The decrease in research and development expenses during 2005 as compared to 2004 was primarily related to realizing the full effects of the personnel reductions made in October 2004 during 2005.

We believe that continued investment in research and development is important in order to attain our strategic objectives. However, we intend to continually monitor expenses across the organization and continually strive for cost reductions in areas such as facilities, travel and entertainment, and telecommunications expenses. As a result, we expect that research and development expenses will remain relatively consistent with 2006 levels during 2007.

Sales and Marketing

Sales and marketing expenses consist of personnel and related costs for our direct sales force and our product management, marketing, business development, and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Sales and marketing	$3,655	$203	5.9%	$3,452	$(619)	(15.2)%	$4,071
As a percentage of total revenue	76.2%	—	26.2%	50.0%	—	(24.0)%	74.0%

The increase in sales and marketing expenses during 2006 as compared to 2005 was primarily related to the addition of one vice president and four field based personnel during 2006. These employees left the company during 2006, but the additional expense from hiring costs as well as separation costs related to their departure resulted in the increase in expenses during the period. The decrease in sales and marketing expenses during 2005 as compared to 2004 was primarily related to realizing the full effects of the personnel reductions in 2005, partially offset by increases in the use of outside services and other consulting costs.

We consider maintaining a marketing presence and an effective sales organization to be vital to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we expect to selectively increase our sales organization when and where appropriate. We expect sales and marketing expenses will remain relatively consistent with the levels in 2006 during 2007.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services, and legal, as well as the provision for bad debts.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

General and administrative	$1,981	$194	10.9%	$1,787	$(171)	(8.7)%	$1,958
As a percentage of total revenue	41.3%	—	15.4%	25.9%	—	(9.7)%	35.6%

During 2006 as compared to 2005, the increase in general and administrative expenses was primarily due to stock-based compensation expenses incurred in connection with the adoption of SFAS No. 123R, “Share Based Payment,” which accounted for $101,000 of the increase. We did not adopt SFAS No. 123R until January 1, 2006, so there are no comparable expenses in 2005. During 2005 as compared to 2004, the decrease in general and administrative expenses was primarily due to realizing the full effect of the reduction in accounting and legal personnel in the restructuring we implemented in the fourth quarter of 2004, partially offset by an increase in accounting and legal service fees from outside service providers. The increase in the accounting and legal service expense is primarily related to an accrual of an unfavorable judgment we received with respect to our French subsidiary.

We expect general and administrative expenses will remain relatively consistent with the levels in 2006 during 2007.

Restructuring Charges

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Restructuring and other charges	$—	$105	100.0%	$(105)	$(574)	(122.4)%	$469
As a percentage of total revenue	—%	—	1.5%	(1.5)%	—	(10.0)%	8.5%

During the fourth quarter of 2004, we recorded a charge of approximately $469,000 related to the termination of 19 employees throughout BackWeb, including our Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2005 and 2006, all amounts related to severance and other payments had been distributed or reversed. For further information related to this restructuring, see Note 6 of the Notes to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	December 31,
		Change			Change
	2006	$	%	2005	$	%	2004
	(In thousands, except percentages)

Interest and other income, net	$171	$68	66.0%	$103	$(293)	74.0%	$396
As a percentage of total revenue	3.6%	—	2.1%	1.5%	—	(5.7)%	7.2%

The increase in interest and other income, net during 2006 as compared to 2005 was primarily due to an increase in interest rates during the year, which led to higher yields on our investment balances. The decrease in interest and other income, net during 2005 as compared to 2004 was due to the decrease in our cash, cash equivalents and short-term investments due to our operating losses and reduced interest rates. We expect interest and other income, net to continue to remain relatively consistent during 2007 as we anticipate we will likely continue to use cash during 2007 and, as a result, we expect to earn less investment and interest income, which we believe will be offset by increases in interest rates.

Income Taxes

There is no provision for income taxes because we have incurred operating losses since our inception. As of December 31, 2006, we had approximately $106 million of Israeli net operating loss carry forwards and $6.6 million and $2.2 million of U.S. federal and state net operating losses carry forwards, respectively, available to offset future taxable income. The U.S. federal and state net operating loss carry forwards expire in varying amounts between the years 2007 and 2025. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings and Liabilities

Off-Balance Sheet Arrangement.  We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. Management evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” Management considers such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. As of December 31, 2006, we had not encountered material costs as a result of such obligations and had not accrued any liabilities related to such indemnifications in our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2006, we had $4.5 million of cash, cash equivalents and short-term investments as compared to $7.8 million as of December 31, 2005.

Net cash used in operating activities was $3.4 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively, and was primarily used to fund our ongoing operational needs. The increase in cash used in operating activities reflects the additional personnel we hired in late 2005 and early 2006, which resulted in significantly increased operational costs in 2006. Cash provided by investment activities was $4.2 million for the year ended December 31 2006, which primarily reflects the amount of cash transferred from our investment account to fund our operations during the year. Cash used by investment activities was $1.4 million for the year ended December 31, 2005, which primarily reflects the amount of cash transferred from our investment account from operations during the year. Cash provided by financing activities was $75,000 and $136,000 for the years ended December 31, 2006 and 2005, respectively, and consisted primarily of proceeds from the issuance of Ordinary Shares under our employee stock purchase plan and issuances related to the exercise of stock options in both periods.

As of December 31, 2006, we had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007, which has been subsequently extended to March 1, 2007 and we are in the process of renewing this line. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, we utilized the line to secure a $500,000 deposit related to its lease space in San Jose, California under the line of credit. This lease deposit does not qualify as a draw down of the line of credit and as such has no interest bearing component to it. Any draw down of the line of credit would include interest at the Prime rate. At December 31, 2006, the line was fully consumed by the lease deposit and there was no availability for additional draw downs under the line. At December 31, 2006, we are in default with regard to certain of the covenants of the line of credit, has received a waiver of these covenants and is in the process of renegotiating these covenants.

We do not intend to draw further upon it in the foreseeable future.

As of December 31, 2006, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations.

We believe that our current cash, cash equivalents, and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, since our inception we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our net loss significantly increased during 2006 as compared to our net loss for 2005, and in the future, our business may not go as planned and we might need to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could materially harm our business.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We did not have long-term debt obligations, capital lease obligations, or purchase obligations as of such date.

		Payments Due by Period
		Less
		Than 1	1-3	3-5	After 5
	Total	Year	Years	Years	Years
		(In thousands)

Operating lease obligations	$1,428	$530	$898	$—	$—

Effective Corporate Tax Rates

Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies were generally subject to corporate tax at the rate of 31% of their taxable income in 2006. Pursuant to tax reform legislation that came into effect in 2003, the corporate tax rate is to undergo further staged reductions to 25% by the year 2010. In order to implement these reductions, the corporate tax rate is scheduled to decline to 29% in 2007, 27% in 2008, 26% in 2009, and 25% in 2010. However, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following five to eight years, depending upon the proportion of foreign ownership of BackWeb.

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

As a result of the amendment, tax-exempt income generated under the provisions of the new law will subject us to taxes upon distribution or liquidation and we may be required to record deferred tax liability with respect to such tax-exempt income. We are currently evaluating the impact the amendment will have on us. Based on our preliminary analysis, it will not adversely affect our 2007 financial statements.

All of these tax benefits are subject to various conditions and restrictions. See Note 10 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959, to the

Consolidated Financial Statements elsewhere in this report. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.

Since we have incurred tax losses through December 31, 2006, we have not yet used the tax benefits for which we are eligible. See “Risk Factors — Risks Relating to Our Business — Any future profitability may be diminished if tax benefits from the State of Israel are reduced or withheld.”

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

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ended December 31, 2006. The adoption of SAB 108 did not have an effect on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, companies are required to apply the “more likely than not” threshold to the recognition and derecognition of tax positions. FIN 48 also provides guidance on the measurement of tax positions, balance sheet classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the provisions in FIN 48; however, at the present time we do not anticipate the adoption of FIN 48 will have a material impact on our consolidated financial position, results of operations and cash flows.

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We adopted SAB 107 as part of our adoption of SFAS 123R in the first quarter of 2006, and the adoption of SAB 107 has not had a significant impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires us to expense grants made under our stock option program. That cost will be recognized over the vesting period of the grants. SFAS No. 123R is effective for interim periods beginning after June 15, 2005 and we adopted SFAS no. 123R effective January 1, 2006. The adoption of SFAS No. 123R had a material effect on our financial position and results of operations of approximately $400,000 of recognized expense in 2006.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for us in its fiscal year 2006. The FASB’s guidance did not have a material impact to our financial results in 2006.

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

Foreign Currency Exchange Rate Risk

We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in our Consolidated Statements of Operations as a component of interest and other income, net. During 2004, we determined that the cost of the forward contracts were greater than the benefit they provided, and as such we did not place any forward contracts in 2005 or 2006.

Item 8.	Financial Statements and Supplementary Data

The following are summaries of consolidated quarterly financial data for the years ended December 31, 2006 and 2005:

	First Qtr	Second Qtr	Third Qtr	Fourth Qtr
	Unaudited
	(In thousands, except per share data)

2006
Total revenue	$1,656	$1,142	$724	$1,274
Gross profit	1,395	941	549	1,085
Net loss	(842)	(1,097)	(1,563)	(204)
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.00)
2005
Total revenue	$1,657	$1,718	$1,782	$1,754
Gross profit	1,493	1,518	1,585	1,580
Net loss	(249)	(233)	(208)	(343)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	(0.01)

(b)	Financial Statements

The following consolidated financial statements and the related notes thereto of BackWeb Technologies Ltd. and the Report of the Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of BackWeb Technologies Ltd.

We have audited the accompanying consolidated balance sheets of BackWeb Technologies Ltd. (“the Company”) and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BackWeb Technologies Ltd. and its subsidiaries as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

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

/s/  GRANT THORNTON LLP

San Jose, CA
March 26, 2007

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$2,426	$1,583
Short-term investments	2,068	6,293
Trade accounts receivable, net of allowance for doubtful accounts of $329 and $279 at December 31, 2006 and 2005, respectively	1,369	1,554
Other accounts receivable and prepaid expenses	495	325

Total current assets	6,358	9,755
Long-term investments and other long term assets	42	35
Property and equipment, net	127	213

Total assets	$6,527	$10,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249	$247
Accrued liabilities	1,499	1,731
Deferred revenue	948	976

Total current liabilities	2,696	2,954
Long-term deferred revenue	—	8
Commitments and contingencies
Shareholders’ equity:
Preferred Shares, nominal value NIS 0.01 per share; 50,000,000 shares authorized and zero shares outstanding at December 31, 2006 and December 31, 2005	—	—
Ordinary Shares, nominal value NIS 0.03 per share; 152,854,103 and 150,067,829 shares authorized at December 31, 2006 and 2005, respectively; 41,303,994 and 41,140,813 shares issued and outstanding at December 31, 2006 and 2005, respectively	152,258	151,763
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(148,427)	(144,720)

Total shareholders’ equity	3,831	7,041

Total liabilities and shareholders’ equity	$6,527	$10,003

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
License	$1,868	$3,312	$1,593
Service	2,928	3,599	3,906

Total revenue	4,796	6,911	5,499
Cost of revenue:
License	64	51	72
Service	762	684	1,170

Total cost of revenue	826	735	1,242

Gross profit	3,970	6,176	4,257

Operating expenses:
Research and development	2,211	2,178	3,298
Sales and marketing	3,655	3,452	4,071
General and administrative	1,981	1,787	1,958
Restructuring and other charges	—	(105)	469

Total operating expenses	7,847	7,312	9,796

Loss from operations	(3,877)	(1,136)	(5,539)
Interest and other income, net	171	103	396

Net loss	$(3,706)	$(1,033)	$(5,143)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.13)

Weighted average number of shares used in computing basic and diluted net loss per share	41,250	41,011	40,711

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
			Deferred	Other			Total
	Ordinary Shares		Stock	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Equity

Balance at December 31, 2003	40,560,182	$151,496	$—	$9	$(138,544)	—	$12,961

Issuance of Ordinary Shares pursuant to options exercised and ESPP purchases, net	271,934	148	—	—	—	—	148
Comprehensive loss:
Net loss	—	—	—	—	(5,143)	(5,143)	(5,143)
Unrealized income on available for sale marketable securities	—	—	—	(28)	—	(28)	(28)

Total comprehensive loss	—	—	—	—	—	$(5,171)	—

Balance at December 31, 2004	40,832,116	$151,644	$—	$(19)	$(143,687)	—	$7,938

Issuance of Ordinary Shares pursuant to options exercised and ESPP purchases, net	308,697	119	—	—	—	—	119
Comprehensive loss:
Net loss	—	—	—	—	(1,033)	(1,033)	(1,033)
Unrealized income on available for sale marketable securities	—	—	—	17	—	17	17
Total comprehensive loss	—	—	—	—	—	$(1,016)	—

Balance at December 31, 2005	41,140,813	$151,763	$—	$(2)	$(144,720)	—	$7,041

Issuance of Ordinary Shares pursuant to options exercised and ESPP purchases, net	163,181	74	—	—	—	—	74
Net loss	—	—	—	—	(3,706)	(3,706)	(3,706)
FAS 123R equity compensation	—	421	—	—			421
Unrealized income on available for sale marketable securities	—	—	—	2	—	2	2
Total comprehensive loss	—		—		—	(3,704)	—

Balance at December 31, 2006	41,303,994	$152,258	$—	$—	$(148,426)	—	$3,831

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(3,706)	$(1,033)	$(5,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	156	140	252
Gain on disposal of property and equipment	—	—	(260)
Stock based compensation	421	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	185	123	726
Other accounts receivable, prepaid expenses and other long-term assets	(177)	44	950
Accounts payable and accrued liabilities	(231)	93	(2,439)
Deferred revenue	(35)	(1,748)	1,501

Net cash used in operating activities	(3,387)	(2,381)	(4,413)

Investing activities
Purchases of property and equipment	(70)	(199)	(105)
Proceeds from disposals of property and equipment	—	—	260
Purchases of short-term investments	—	(1,186)	—
Proceeds from sales of short-term investments	4,225	—	5,324

Net cash provided by (used in) investing activities	4,155	(1,385)	5,479

Financing activities
Proceeds from issuance of Ordinary Shares pursuant to options exercised and ESPP purchases	75	136	121

Net cash provided by financing activities	75	136	121

Net increase (decrease) in cash and cash equivalents	843	(3,630)	1,187
Cash and cash equivalents at beginning of the year	1,583	5,213	4,026

Cash and cash equivalents at end of the year	$2,426	$1,583	$5,213

Supplemental disclosure of non-cash investing and financing transactions
Taxes paid	$14	$16	$59

The accompanying notes are an integral part of the consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd. and its subsidiaries (collectively, “BackWeb,” or “the Company”) is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders and other essential document and applications. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. The Company sells its products primarily to end users from a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers, OEMs and sales/marketing partners.

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

The Company believes that its current cash, cash equivalents and short-term investment balances will be sufficient to fund its operations for at least the next 12 months. However, since its inception the Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future. In addition, the Company’s net loss significantly increased during 2006 as compared to its net loss for 2005, and if the Company’s business does not go as planned, the Company may need to raise additional funds prior to the expiration of this period. If the Company decides to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition. The Company may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which could dilute the Company’s existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance the Company’s products, respond to competitive pressures or grow its business, or the Company may be required to undertake further expense reduction measures, any of which could materially harm the Company’s business.

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

Monetary accounts maintained in currencies other than the U.S. dollar are re-measured using the foreign exchange rate at the balance sheet date in accordance with Statement of Financial Accounting Standard No. 52, “Foreign Currency Translations.” Operational accounts and non-monetary balance sheet accounts are measured and recorded in current operations at the rate in effect at the date of the transaction. The foreign currency re-measurement effect included in interest and other income, net for the years ended December 31, 2006, 2005, and 2004 was a loss of $55,000, a loss of $89,000, and a gain of $116,000, respectively.

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

Revenue Recognition

The Company derives revenue primarily from software license fees, maintenance service fees, and consulting services paid directly by corporate customers and resellers and, to a lesser extent, from royalty fees from OEMs. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right to use the Company’s products. Royalties are classified by product in the applicable revenue category; license royalties are classified in license revenue and royalties from maintenance arrangements are classified as maintenance revenue. As described below, management estimates must be made and used in connection with the revenue the Company recognizes in any accounting period.

The Company recognizes software license revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended, by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (“SOP 98-9”). SOP 98-9 requires that revenue be recognized under the Residual Method when vendor specific objective evidence (“VSOE”) of fair value exists for all undelivered elements and no VSOE of fair value exists for the delivered elements. Under the “Residual Method,” any discounts in the arrangement are allocated to the delivered element.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. The Company generally does not incur any significant costs between the completion of the working model and the point at which the product is ready for general release. Through December 31, 2006, the Company had recognized all software development costs as research and development expense in the period incurred.

Advertising Costs

The Company accounts for advertising costs as an expense in the period in which the costs are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was approximately $10,000, $1,000 and $4,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Exchange Contracts

The Company accounts for derivatives and hedging based on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivatives be recorded on the balance sheet at fair value. If the derivative meets the definition of a hedge and is so designated, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income or loss until the hedged item is recognized in earnings. The ineffective portion of a derivative change in fair value is recognized in earnings. For all periods reported herein, gains or losses related to hedge ineffectiveness were immaterial and there were no hedge contracts placed in 2005 or 2006. Changes in the fair value of derivatives that are not designated, or are not effective as hedges, must be recognized in earnings.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, forward exchange contracts and trade accounts receivable. The Company’s cash and cash equivalents and short-term investments generally consist of money market funds with high credit quality financial institutions and corporate securities of corporations, which management believes are financially sound and are managed by major banks in the United States. Such investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company has established guidelines relative to credit ratings, diversification and maturity that seek to maintain safety and liquidity. At December 31, 2006, the Company did not have any outstanding forward exchange contracts, and, accordingly, there was no credit risk associated with such investments. At December 31, 2006, the Company had no off-balance-sheet concentration of credit risk such as option contracts or other foreign hedging arrangements.

The Company sells its products to customers primarily in North America and Europe. The Company performs ongoing credit reviews of its customers’ financial condition and generally does not require collateral. The Company maintains reserves to provide for estimated credit losses. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. Provision for bad debts in the years ended December 31, 2006 and 2005 was $329,000 and $279,000, respectively. Bad debt write-offs of accounts in the years ended December 31, 2006 and 2005 totaled $152,000, $364,000 and $1.5 million, respectively.

Net Loss Per Share

Basic net loss per share is comprised of the weighted average number of Ordinary Shares outstanding each year. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the year plus potentially dilutive Ordinary Shares considered outstanding during the year in accordance with SFAS No. 128, “Earnings per Share.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of the basic and diluted net loss per Ordinary Share (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(3,706)	$(1,033)	$(5,143)
Basic and diluted:
Weighted-average shares	42,030	41,625	41,144
Less weighted-average shares subject to repurchase	(780)	(614)	(433)

Shares used in computing basic and diluted net loss per share	41,250	41,011	40,711

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.13)

All, outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share because all such securities are considered to be anti-dilutive for all periods presented in the statements of operations. The total number of Ordinary Shares related to outstanding options and warrants excluded from the calculations of diluted net loss per share were 5,699,092, 6,323,840 and 8,098,579 for the years ended December 31, 2006, 2005 and 2004, respectively.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 123R, “Share Based Payment” (“SFAS No. 123R”), which revised SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, or to non-employee directors as compensation for service on the Board of Directors, to be recognized as compensation expense in the consolidated financial statements based on the fair values of such payments. The Company maintains shareholder approved stock-based compensation plans, pursuant to which it grants stock-based compensation to its employees, and to non-employee directors for Board service. These grants are primarily in the form of options that allow a grantee to purchase a fixed number of shares of the Company’s Ordinary Shares at a fixed exercise price equal to the market price of the shares at the date of the grant. The options may vest on a single date or in tranches over a period of time, but normally they do not vest unless the grantee is still employed by, or is a director of, the Company on the vesting date. The compensation expense for these grants will be recognized over the requisite service period, which is typically the period over which the stock-based compensation awards vest.

The Company made no modifications to outstanding options with respect to vesting periods or exercise prices prior to adopting SFAS No. 123R. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides guidance on the implementation of SFAS 123R. The Company applied the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

The Company adopted SFAS No. 123R effective January 1, 2006, using the modified-prospective transition method. Under this transition method, compensation expense will be recognized based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all new grants effective January 1, 2006, and for options granted prior to but not vested as of December 31, 2005. Prior periods were not restated to reflect the impact of adopting the new standard and therefore do not include compensation expense related to stock-based award grants for those periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Consolidated Income Statements in connection with stock options and the ESPP for the year ended December 31, 2006 was as follows:

Year Ended
December 31, 2006
(In thousands)

Stock options	$399
ESPP	22
Total stock-based compensation expense	$421

The Company has not provided an income tax benefit for stock-based compensation expense for current and prior year periods, since it is more likely than not that the deferred tax assets associated with this expense will not be realized. To the extent the Company realizes deferred tax assets associated with the stock-based compensation expense in the future, the income tax effects of such and event may be recognized at that time.

The adoption of SFAS No. 123R had a material effect on the Company’s financial results during the year ended December 31, 2006. The Company’s net loss for the year ended December 31, 2006 increased by approximately $421,000 as a result of the adoption of SFAS No. 123R. Basic and diluted net loss per share for the year ended December 31, 2006 was $0.01 higher than if the Company had continued to account for stock-based compensation under APB 25.

Stock Options

The exercise price of each stock option granted under one of the Company’s equity incentive plans equals the market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $0.45. The weighted average assumptions used in the model for the year ended December 31, 2006 are outlined in the following table:

Year Ended
December 31, 2006

Dividend yield	0%
Expected volatility	122%
Risk-free interest rate	4.5%
Expected life (in years)	6.5

	Year Ended
	December 31,
Stock Options	2006	2005	2004

Risk-free interest rates(1)	4.5%	4.4%	3.6%
Expected lives (in years)(2)	6.5	5	5
Dividend yield(3)	0%	0%	0%
Expected volatility(4)	122%	70%	124%

	Year Ended
	December 31,
Stock Purchase Shares	2006	2005	2004

Risk-free interest rates(1)	5.1	4.4%	3.6%
Expected lives (in years)(2)	0.5	0.5	0.5
Dividend yield(3)	0%	0%	0%
Expected volatility(4)	215%	70%	124%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in stock options outstanding under the Company’s equity incentive plans during the year ended December 31, 2006 is presented below:

(1)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option.

(2)	The expected term represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior

(3)	No cash dividends have been declared on the Company’s Ordinary Shares since the Company’s inception, and the Company currently does not anticipate paying cash dividends over the expected term of the option.

(4)	Expected volatility is based on relevant historical volatility of the Company’s stock factoring in daily share price observations.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Terms (Years)	Value

Options outstanding as of December 31, 2005	6,323,840	$2.85	5.07	$462,600
Granted	130,000	$0.45
Exercised	(36,525)	$0.53
Canceled	(486,049)	$0.46
Forfeited	(232,174)	$1.15
Options outstanding as of December 31, 2006	5,699,092	$3.09	3.95	$600
Options vested as of December 31, 2006	4,614,467	$3.63	3.57	$0
Options vested as of December 31, 2006 and options expected to vest after December 31, 2006	5,186,174	$3.07	3.52	$492

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $28,000. Cash received from stock option exercises during the year ended December 31, 2006 was approximately $19,000.

As of December 31, 2006, there was approximately $132,000 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average vesting period of approximately 2.62 years.

Employee Stock Purchase Plan (ESPP)

The weighted average estimated grant date fair value of purchase rights granted under the ESPP was $0.43 for the year ended December 31, 2006. The weighted average assumptions used in the model for the year ended December 31, 2006 are outlined in the following table:

Year Ended
December 31, 2006

Dividend yield	0%
Expected volatility	215%
Risk-free interest rate	5.1%
Expected life (in years)	0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the shares of common stock issued under the Company’s ESPP, cash received from the purchase of these shares and the weighted average purchase price per share during the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004

Shares purchased under the ESPP	127,000	175,000	154,000
Cash received for the purchase of shares under the ESPP	$54,000	$75,000	$93,000
Weighted-average purchase price per share	$0.43	$0.43	$0.56

As of December 31, 2006, there was no unrecognized stock-based compensation expense, net of estimated forfeitures, related to ESPP grants.

Reserved for Future Issuance

As of December 31, 2006, the Company had reserved the following shares of authorized but unissued common stock for future issuance:

Shares

Employee equity incentive plans	17,564,135
Employee stock purchase plans	4,653,491
Total	22,217,626

Stock-Based Compensation for Fiscal Years 2005 and 2004

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” In accordance with APB 25, the Company recognized no compensation expense for qualified stock option grants. For options issued with an exercise price less than the fair market value of the shares at the date of grant, the Company recognized the difference between the exercise price and fair market value as compensation expense in accordance with APB 25. Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” As compensation expense was disclosed but not recognized in periods prior to January 1, 2006, no cumulative adjustment for forfeitures was recorded.

For fiscal years 2005 and 2004, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The table below provides a pro forma illustration of the financial results of operations as if the Company had accounted for its grants of employee stock options under the fair value method of SFAS No. 123:

	December 31,
	2005	2004
	(In thousands, except per share data)

Net loss as reported	$(1,033)	$(5,143)
Add — stock based expense reported in net loss	—	—
Less — stock based compensation expense determined under the fair value method	(645)	(907)

Pro forma net loss	$(1,678)	$(6,050)

Pro forma basic and diluted net loss per share	$(0.04)	$(0.15)

Basic and diluted net loss per share	$(0.03)	$(0.13)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company calculated the fair market value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 based on the following assumptions:

	Year Ended
	December 31,
Stock Options	2005	2004

Risk-free interest rates	4.4%	3.6%
Expected lives (in years)	5	5
Dividend yield	0%	0%
Expected volatility	70%	124%

	Year Ended
	December 31,
Stock Purchase Shares	2005	2004

Risk-free interest rates	4.4%	3.6%
Expected lives (in years)	0.5	0.5
Dividend yield	0%	0%
Expected volatility	70%	124%

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

Stock Options

A summary of the options granted under the Company’s equity incentive plans as of and during the years ended December 31, 2005 and 2004 is as follows:

					Weighted-
					Average
				Weighted-	Fair
	Shares			Average	Value of
	Available For	Options	Exercise Price	Exercise	Option
	Grant	Outstanding	per Share	Price	Granted

Balance at December 31, 2003	9,101,553	6,791,080	$0.12-$19.00	$3.62	$0.78

Options authorized	1,960,000	—	—	—
Options granted	(3,352,500)	3,352,500	$0.37-$1.61	$0.47
Options exercised	—	(117,687)	$0.23-$1.05	$0.70
Options canceled	1,927,314	(1,927,314)	$0.23-$17.25	$1.90

Balance at December 31, 2004	9,636,367	8,098,579	$0.24-$19.00	$2.77	$0.38

Options granted	(645,000)	645,000	$0.42-$0.57	$0.46
Options exercised		(133,452)	$0.52-$0.75	$0.58
Options canceled	2,286,687	(2,286,287)	$1.20-$12.50	$3.77
Options Expired	(834)	—	—	—
Balance at December 31, 2005	11,277,654	6,323,840	$2.85-$17.25	$0.58	$0.46

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

The funds deposited include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and includes immaterial profits.

Severance expenses / (benefit) relating to Israeli employees for the years ended December 31, 2006, 2005 and 2004 amounted to approximately ($13,000), $84,000 and $121,000, respectively.

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

The following are the components of accumulated other comprehensive loss (in thousands):

	December 31,
	2006	2005

Beginning balance	$(2)	$(19)
Unrealized gain on available-for-sale investments	2	17

Total accumulated other comprehensive loss	$(0)	$(2)

Recently Issued Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ended December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s consolidated financial position, results of operations and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The guidance in this FSP will be applied to reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s consolidated financial statements.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS 123R “Share-Based Payment.” SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company adopted SAB 107 as part of its adoption of SFAS 123R in the first quarter of 2006, and the adoption of SAB 107 has not had a significant impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under its stock option program. That cost will be recognized over the vesting period of the grants. SFAS No. 123R is effective for interim periods beginning after June 15, 2005, and the Company adopted SFAS No. 123R effective January 1, 2006. The adoption of SFAS No. 123R had a material effect on the Company’s financial position and results of operations of approximately $400,000 of recognized expense in 2006.

In December 2004, the FASB issued Staff Position SFAS No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes (FSP No. 109-1) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 which was signed into law by the President of the United States on October 22, 2004. Companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under SFAS No. 109 and reduce their tax expense in the period or periods the amounts are deductible, according to FSP No. 109-1, effective for the Company in its fiscal year 2006. The adoption of SFAS 190-1 did not have a material impact to the Company’s financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-Term Investments

The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,
	2006			2005
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value	Cost	Gains/(Losses)	Fair Value

Certificates of deposit	$—	$—	$—	$331	$(17)	$314
Money market	2,068	—	2,068	5979	—	5,979

Totals	$2,068	$—	$2,068	$6,310	$(17)	$6,293

At December 31, 2006, the Company’s investments consisted solely of money market securities with no long term maturities associated with them.

4.	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2006	2005

Computer and peripheral equipment	$3,329	$3,417
Office, furniture and equipment	159	190
Leasehold improvements	1,099	1,113

	4,587	4,720
Less: accumulated depreciation	(4,460)	(4,507)

Property and equipment, net	$127	$213

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $156,000, $140,000 and $252,000, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Accrued employee compensation and related expense	$579	$761
Accrued legal expenses	538	557
Accrued vacation	275	272
Sales and marketing events	9	—
Other	98	141

	$1,499	$1,731

6.	Restructuring and Other Charges

During the fourth quarter of 2004, the Company recorded a charge of approximately $500,000 related to the termination of 19 employees throughout the Company, including the Company’s Chief Executive Officer and Chief Financial Officer. All amounts related to this action were expensed in 2004, and at December 31, 2004 there was an accrual of approximately $100,000 for amounts yet to be distributed. At December 31, 2005 and 2006, all amounts related to severance and other payments had been distributed or reversed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the costs and activities related to the 2004 restructurings (in thousands):

	Involuntary	Facilities
	Terminations	and Other	Total

Total charge — 2004 restructuring	500	—	500
Cash payments — 2004 restructuring	(400)	—	(400)
Balance at December 31, 2004	$100	$—	$100

Cash payments — 2005 restructuring	(100)	—	(100)
Balance at December 31, 2005	$—	$—	$—

7.	Commitments and Contingencies

Leases

The Company leases its office facilities under cancelable and non-cancelable operating leases. Future rental payments on a fiscal year basis under non-cancelable operating leases with initial terms in excess of one year are as follows:

2007	$530,000
2008	465,000
2009	400,000
2010	33,000

$1,428,000

Rent expense, net approximated $721,000, $839,000 and $611,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company recognized approximately $171,000 of sublease income in 2006, which was offset against rent expense. The Company has subleased a portion of its leased facility in San Jose. The sublease extends through January 31, 2010. The Company expects to offset the future rental payments by approximately $648,000 over the life of the sublease.

2007	$210,000
2008	210,000
2009	210,000
2010	18,000

$648,000

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accounts for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, the results of any litigation or dispute are inherently uncertain and, and this time, no estimate could be made regarding the loss or range of loss, if any, from certain litigation matters and disputes except as noted below. Accordingly, the Company has not recorded any liabilities relating to these contingencies as of December 31, 2006 except as noted below. Legal fees are expensed as incurred.

On November 13, 2001, BackWeb, six of its officers and directors, and various underwriters for its initial public offering were named as defendants in a consolidated action captioned In re BackWeb Technologies Ltd. Initial Public Offering Securities Litigation, Case No. 01-CV-10000, a purported securities class action lawsuit filed in the United States District Court, Southern District of New York. Similar cases have been filed alleging violations of the federal securities laws in the initial public offerings of more than 300 other companies, and these cases have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been coordinated for pretrial proceedings as In re Initial Public Offering Securities Litigation, 21 MC 92. A consolidated amended complaint filed in the case asserts that the prospectus from the Company’s June 8, 1999 initial public offering failed to disclose certain alleged improper actions by the underwriters for the offering, including the receipt of excessive brokerage commissions and agreements with customers regarding aftermarket purchases of the Company’s Ordinary Shares. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated litigation on behalf of defendants, including BackWeb, on common pleadings issues. In October 2002, the Court dismissed all six individual defendants from the litigation without prejudice, pursuant to a stipulation. On February 19, 2003, the Court denied the motion to dismiss with respect to the claims against BackWeb. No trial date has yet been set.

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

If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if the Company ultimately prevails. In the event there were an adverse outcome, the Company’s business could be harmed. Thus, the Company cannot assure you that this lawsuit will not materially and adversely affect its business, results of operations, or the price of its Ordinary Shares. The Company has not accrued any fees related to this litigation as it cannot reasonably estimate the probability or the amount of fees that could result from this action.

Additionally, the Company was named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between a former French distributor of the Company and one of the distributor’s end user customers. While the Company believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, against the Company accrued approximately $300,000, or approximately one-half of the total judgment against distributor, in the third quarter of 2005.

Letter of Credit

In conjunction with its lease renegotiation in San Jose, CA, the Company extended a letter of credit to a total of $500,000 in favor of Equity Office LLC in October 2003. As part of a renegotiation of the San Jose lease space, the Company is allowed to reduce this letter of credit.

Line of Credit

As of December 31, 2006, the Company had a $500,000 line of credit with a lender. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line of credit has a stated maturity date of January 31, 2007, which has been subsequently extended to March 1, 2007 and the Company is in the process of renewing this line. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. During the third quarter of 2004, the Company utilized the line to secure a $500,000 deposit related to its lease space in San Jose, California under the line of credit. This lease deposit does not qualify as a draw down of the Line of Credit and as such has no interest bearing component to it. Any draw down of the Line of Credit would include interest at the Prime rate. At December 31, 2006, the line was fully consumed by the lease deposit and there is no availability for additional draw downs under the line. At December 31, 2006, the Company was in default with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regard to certain of the covenants of the line of credit, has received a waiver of these covenants and is in the process of renegotiating these covenants.

8.	Shareholders’ Equity

Ordinary Shares

Ordinary Shares reserved for future issuance are as follows:

	December 31,
	2006	2005

Exercise of outstanding options	5,699,092	6,323,840
Ordinary Shares available for grant under stock option plans	11,865,043	11,277,654
Ordinary Shares available for grant under ESPP plans	4,653,491	2,305,324

	22,217,626	19,906,818

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

Preferred Shares

The Company is authorized to provide for the issuance of up to 50,000,000 shares of undesignated preferred shares, none of which had been issued at December 31, 2006.

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

Under the 1998 U.S. Option Plan (the “1998 U.S. Plan”), the Company is authorized to grant incentive stock options to employees and non-statutory stock options and share purchase rights to employees, directors and consultants. Options and share purchase rights under the 1998 U.S. Plan will vest as determined by the plan administrator and, if not assumed or substituted by a successor corporation, will accelerate and become fully vested in the event of an acquisition of the Company. The exercise price of options and share purchase rights granted under the 1998 U.S. Plan will be as determined by the plan administrator, although the exercise price of incentive stock options must not be less than the fair market value of the underlying Ordinary Shares at the date of the grant. Options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the 1998 U.S. Plan generally vest over four years. Stock options cancelled or forfeited are credited back to the stock option pool. The plan administrator may amend, modify or terminate the 1998 U.S. Plan at any time as long as such amendment, modification or termination does not impair vesting rights of 1998 U.S. Plan participants. The 1998 U.S. Plan will terminate in 2008, unless terminated earlier by the plan administrator.

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

In addition to the automatic annual increase on July 1, 2001, the Company approved an additional increase in the Ordinary Shares available under the 1998 Plan and the 1996 Israel Plan to increase the total Ordinary Shares available under the Plans by an aggregate of 2,500,000 Ordinary Shares, as of June 30, 2001. The total amount of the increase was allocated 60% (1,500,000 Ordinary Shares) to the 1998 Plan and 40% (1,000,000 Ordinary Shares) to the 1996 Israel Plan. During the years ended 2004, 2005 and 2006, there were no increases beyond the automatic annual increase.

The Company introduced in 1999 an Employee Stock Purchase Plan, which was adopted by the Board of Directors in March 1999. The Company has reserved a total of 600,000 shares for issuance under the plan. The number of shares reserved under the plan is subject to an annual increase on each anniversary beginning July 1, 2000 equal to the lesser of 833,333 shares, 2% of the then outstanding shares or an amount determined by the Board of Directors. Eligible employees may purchase Ordinary Shares at 85% of the lesser of the fair market value of BackWeb’s Ordinary Shares on the first day of the applicable offering period or the last day of the applicable purchase period. Employees can contribute up to 15% of their annual compensation. The offering and purchase periods are six months in length, beginning March 1 and September 1, and run consecutively. During 2006, 126,656 shares were issued at $0.43 per share, resulting in gross proceeds to the Company of approximately $54,000. During 2005, 175,245 shares were issued at $0.43 per share, resulting in gross proceeds to the Company of approximately $75,000. During 2004, 154,247 total shares were issued, of which 116,639 were issued at $0.65 per share and 37,608 were issued at $0.47 per share, resulting in gross proceeds to the Company of approximately $93,000. During 2006, the Company added 826,274 shares to be available for grant, which when reduced by the 126,656 issued during 2006 totaled 4,653,491 shares available for grant under the Employee Stock Purchase Plan as of December 31, 2006. The weighted average per share value of the shares at December 31, 2006, 2005, and 2004 was approximately $0.43, $0.43, and $0.61, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of activity under the stock option plans is as follows:

					Weighted-
					Average Fair
	Shares			Weighted-	Value of
	Available for	Options	Exercise Price	Average	Options
	Grant	Outstanding	per Share	Exercise Price	Granted

Balance at December 31, 2004	9,636,367	8,098,579	$0.24-$19.00	$2.77	$0.38

Options granted	(645,000)	645,000	$0.42-$0.57	$0.46
Options exercised	—	(133,452)	$0.52-$0.75	$0.58
Options canceled	2,286,287	(2,286,287)	$1.20-$12.50	$3.77
Options Expired	(834)	—	—	—
Balance at December 31, 2005	11,276,820	6,323,840	$2.85-$17.25	$0.58	$0.46

Options granted	(130,000)	130,000	$0.22-$0.85	$0.45
Options exercised	—	(36,525)	$0.59-$0.92	$0.53
Options canceled	486,049	(486,049)	$0.37-$7.32	$0.46
Options Expired	232,174	(232,174)	—	$1.15
Balance at December 31, 2006	11,865,043	5,699,092	$0.22-$17.25	$3.09	$0.38

Options vested as of December 31, 2006	4,614,467
Options vested as of December 31, 2006 and options expected to vest after December 31, 2006	5,186,174

Exercise prices for options outstanding and exercisable as of December 31, 2006 and the weighted-average remaining contractual life were as follows:

	Options Outstanding		Options Exercisable
	Number	Weighted Average	Weighted	Number
Range of	Outstanding as	Remaining	Average	Exercisable as
Exercise Prices	of 12/31/06	Contractual Years	Exercise Price	of 12/31/06

$0.22 - $0.26	80,000	8.26	$0.23	20,000
$0.39 - $0.39	2,062,000	4.84	$0.39	1,847,041
$0.40 - $0.57	342,500	6.67	$0.49	142,278
$0.58 - $0.60	537,000	4.61	$0.60	342,000
$0.61 - $0.81	488,300	3.17	$0.72	480,800
$0.82 - $1.20	429,392	2.49	$1.11	386,980
$1.21 - $1.32	725,000	5.00	$1.32	362,500
$1.33 - $7.32	281,900	1.34	$5.34	279,868
$7.33 - $17.25	753,000	0.65	$17.24	753,000

$0.22 - $17.25	5,699,092	3.95	$3.09	4,614,467

There were options to purchase 4,614,467, 3,488,170, and 3,480,721 shares exercisable as of December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $28,000. Cash received from stock option exercises during the year ended December 31, 2006 was approximately $19,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants Issued

As part of its settlement of lease obligations with its landlord in San Jose, California, in November 2003, the Company issued warrants to purchase 200,000 Ordinary Shares. These warrants were valued at $0.66 per Ordinary Share, and expire seven years from the date of issuance. The Company recorded a charge of $120,000 related to the warrants during 2003.

9.	BackWeb Technologies Inc. 401(k) Plan

The Company offers a defined contribution plan (the “Plan”) for eligible employees in the U.S. During 2006, participants in the Plan were allowed to contribute up to the lower of 25% of their compensation or $15,000 in the Plan. The participants are 100% vested in the Plan at the time of contribution. The Company does not make contributions to the Plan.

10.	Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has completed its investments of its two investments programs. As of December 31, 2006, the tax benefit period had not commenced.

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

As of December 31, 2006, BackWeb had approximately $106 million of Israeli net operating loss carry-forwards. The Israeli loss carryforwards have no expiration date. The Company expects that during the period these losses are utilized, its income would be substantially tax-exempt. Accordingly, there will be no tax benefit available from such losses and no deferred income taxes have been included in these financial statements.

U.S. Income Taxes

At December 31, 2006, BackWeb Technologies Inc. had U.S. federal net operating loss carryforwards of approximately $6.6 million. The net operating loss carryforwards expire in various amounts between the years 2011 and 2025.

Utilization of the U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

Pre-tax Loss

Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Domestic (Israel)	$3,741	$183	$4,937
Foreign	(35)	850	206

	$3,706	$1,033	$5,143

Due to operating losses and the inability to recognize the benefits there from, there was no provision for income taxes for the years ended December 31, 2006, 2005 or 2004.

Deferred Taxes

Deferred tax assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

U.S. net operating loss carryforwards	$2,386	$2,265
Reserves not currently deductible	198	149
Other, net	346	339

Net deferred assets before valuation allowance	2,929	2,753
Valuation allowance	(2,929)	(2,753)

Net deferred tax assets	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company and its subsidiaries had provided valuation allowances of approximately $2.9 million in respect of deferred tax assets resulting from tax loss carryforwards, and other temporary differences. For the years ended December 31, 2006, 2005 and 2004, the valuation allowance decreased by $200,000 and $1.8 million, and increased by $3.9 million, respectively.

11.	Geographic Information and Major Customer

The Company operates in one industry segment, the development and marketing of network application software. Operations in Israel include research and development. Operations in North America and Europe include sales and marketing and administration. The following is a summary of operations within geographic areas based on the location of the legal entity making that sale (in thousands):

	Year Ended December 31,
	2006	2005	2004

Revenue from sales to unaffiliated customers:
North America	$3,703	$4,565	$4,537
Israel	—	—	92
Europe	1,093	2,346	870

	$4,796	$6,911	$5,499

	December 31,
	2006	2005

Long-lived assets:
North America	$102	$173
Israel	57	74
Other	10	1

	$169	$248

Revenue from one customer, Novartis, accounted for approximately 12%, 1% and 1% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Revenue from one customer, F-Secure, accounted for approximately 9%, 25% and 2% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Revenue from one customer, Pfizer, accounted for approximately 4%, 15% and 8% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Revenue from one customer, Ignite/CABC, accounted for approximately 4%, 0% and 16% of the Company’s total revenue in the years ended December 31, 2006, 2005 and 2004, respectively.

12.	Accounting for and Disclosure of Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments for such obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006 and 2005.

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

Other Liabilities and Other Claims.  The Company is responsible for certain costs of restoring leased premises to their original condition, and in accordance with the recognition and measurement provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” the Company measured the fair value of these obligations and determined them to be immaterial.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared, due to the existence of two material weaknesses in our internal control over financial reporting identified by our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements. These material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.

Changes in internal control over financial reporting.  In connection with the material weaknesses described above, we have taken the following remedial measures:

1. We have implemented a more detailed review of material agreements with our Board of Directors.

2. We have instituted a review of material agreements with external industry professionals familiar with our business and market.

In addition, in connection with the material weaknesses described above, we intend to fill the open employment requisitions within our finance and accounting department to increase the number of qualified staff within our accounting and finance team and thereby add additional review to material agreements.

We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

Item 9B.	Other Information

Litigation against Chris Marshall, a former employee.  During 2004, we won a default judgment against our former Director of Finance, Chris Marshall, related to loans that we granted to him that he did not repay. We intend to continue to pursue the collection of this judgment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and designated executive officers, and ages as of March 4, 2007, are:

Name	Age	Position

Eli Barkat	43	Chairman of the Board
Kara Andersen	42	Director
Uday Bellary	52	Director
Amir Makleff	59	Director
William Heye	46	Chief Executive Officer and Director
Ken Holmes	41	Chief Financial Officer

Eli Barkat has served as our Chairman of the Board since 1996. He also served as our Chief Executive Officer from 1996 through December 2003. Mr. Barkat is currently a Managing Director of BRM Capital, an Israeli venture capital firm. From 1988 to February 1996, Mr. Barkat served as a Managing Director and Vice President of Business Development of BRM Technologies Ltd.. Prior to 1988, Mr. Barkat held various positions with the Aurec Group, a communications media and information company, and Daizix Technologies, a computer assisted design applications company. In addition, Mr. Barkat served as a paratrooper in the Israel Defense Forces where he attained the rank of lieutenant. Mr. Barkat holds a B.S. degree in Computer Science and Mathematics from the Hebrew University of Jerusalem.

Kara Andersen has served as one of our directors since December 2005. Ms. Andersen is Vice President of Operations and General Counsel at PneumRx, Inc., a medical device company. Prior to joining PneumRx in August 2004, Ms. Andersen was a partner at the law firm of Keker & Van Nest, LLP, where she had practiced since 1996. Ms. Andersen also currently serves on the Boards of Directors of the Legal Aid Society-Employment Law Center and of ODC, a non-profit arts organization. Ms. Andersen received an A.B. in Organizational Behavior and Management and French Literature from Brown University and a J.D. from the UCLA School of Law.

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

William Heye has been one of our directors since July 2005. Mr. Heye became our Chief Executive Officer on October 11, 2004. Prior to that, he served as our Vice President, Business Development and Products from 2003 through 2004, as our Vice President, Professional Services from 2001 through 2003, as Director of Research and Development from 1998 through 2001, and as Director of Product Management and Marketing from 1996 through 1998. Prior to joining BackWeb, from 1992 to 1996 Mr. Heye was Director of Marketing and Sales at The Voyager Company, a media company, responsible for launching the company’s consumer film and CD-ROM products and developing sales and marketing programs. From 1985 to 1990, Mr. Heye held various technical and sales positions at IBM. Mr. Heye holds a B.S. degree in Mechanical Engineering and a B.A. degree in English from Texas A&M University, and an M.B.A. degree from the Harvard Business School.

Ken Holmes became our Vice President, Finance as of October 11, 2004 and our Chief Financial Officer on January 29, 2007. Mr. Holmes joined BackWeb as our Senior Director, Finance in May 2003. Prior to BackWeb, Mr. Holmes was the Chief Financial Officer of Project InVision, a project management software company, from 2001 to 2003. Mr. Holmes was also the Senior Director of Finance at QuantumShift from February 1998 through December 2000, and has held finance positions at NeXT Software and Omnis Software. Mr. Holmes holds a B.S. degree in Finance from The University of San Francisco.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that, with respect to fiscal year 2006, all filing requirements applicable to our executive officers, directors and 10 percent shareholders were met, with the exception of the following: Forms 4 were filed late with respect to the option grants made to (1) Ms. Andersen and each of Messrs. Barkat, Bellary and Makleff in December 2006.

Code of Ethics

We have adopted a Code of Ethics for all of our directors and employees, including our principal executive officer and principal financial and accounting officer. A copy of this Code of Ethics is available at our Website, www.backweb.com. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed on such Website.

Stockholder Nominations of Directors

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since the date that we last provided disclosure with respect to such procedures.

Item 11.	Executive Compensation

The following table sets forth the compensation earned for services rendered to us in all capacities for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004 by our Chief Executive Officer and our Chief Financial Officer, who were our only two executive officers serving in such capacity during the year ended December 31, 2006 (collectively, our “Named Executive Officers”):

Summary Compensation Table

Name and				Option	All Other
Principal Position	Year	Salary	Bonus	Awards(3)	Compensation(4)	Total(5)

William Heye(1)	2006	$198,333	$34,750	$78,790	$—	$233,083
Chief Executive Officer	2005	180,000	90,000	—	14,461	284,461
	2004	180,000	44,126	—	11,763	235,889
Ken Holmes(2)	2006	164,167	19,797	17,815	—	183,964
Chief Financial Officer	2005	155,000	56,364	—	—	211,364
	2004	155,000	25,480	—	—	180,480

(1)	Mr. Heye became our Chief Executive Officer in October 2004. Prior to this time, he served as our Vice President, Business Development and Products.

(2)	Mr. Holmes became our Chief Financial Officer in January 2007. Prior to this time, Mr. Holmes served as our Vice President, Finance from October 2004 to January 2007 and our Senior Director, Finance from May 2003 until October 2004.

(3)	The amounts in this column represent the amounts recognized as compensation expense for financial statement reporting purposes in accordance with SFAS No. 123R in connection with the options granted to the named executive officer. We adopted SFAS No. 123R on January 1, 2006. Please see Note 2 of the Notes to the Consolidated Financial Statements for a discussion of all assumptions made in determining the grant date fair values of these options.

(4)	The “Other Annual Compensation” consists of commission payments and vacation payout amounts.

(5)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.

Grants of Plan-Based Awards in Fiscal 2006

There were no stock options or other equity-based or non-equity awards granted to either of the Named Executive Officers in fiscal 2006.

Outstanding Equity Awards at Fiscal Year End

None of the Named Executive Officers in the Summary Compensation Table, set forth above, exercised any of his options during the fiscal year ended December 31, 2006. The following table sets forth the number of securities underlying unexercised option grants held by each of the Named Executive Officers as of December 31, 2006, and the option exercise price and expiration date of each such grant.

Outstanding Equity Awards at December 31, 2006

	Number of Securities
	Underlying		Option	Option
	Unexercised Options		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date(1)

William Heye	30,000	—	$1.20	3/3/08
	50,000	—	2.10	12/31/08
	80,000	—	7.32	11/1/07
	32,089	—	0.76	10/22/09
	15,911	—	0.76	10/22/09
	10,000	—	0.76	7/1/07
	75,000	75,000	0.60	10/1/11
	37,500	—	0.77	4/15/09
	47,500	12,500	1.15	10/25/10
	485,041	214,959	0.39	11/4/11
Ken Holmes	193,000	—	$0.39	11/4/11
	52,500	7,500	0.61	7/21/10
	4,500	1,500	1.15	10/25/10

(1)	These option vest as to 25% of the Ordinary Shares subject to the option on the first anniversary of the grant date and as to 1/48th of the Ordinary Shares subject to the option each month thereafter until the option is fully vested four years from the grant date.

Employment Agreements and Change of Control Arrangements

Mr. Heye’s current base salary is $200,000 and his bonus for 2007 will be determined according to the terms of BackWeb’s 2007 variable compensation plan, which is in the process of being finalized. Mr. Heye’s employment is at will and may be terminated at any time, with or without formal cause.

Mr. Holmes’ current base salary is $190,000 and his bonus for 2007 will be determined according to the terms of BackWeb’s 2007 variable compensation plan which is in the process of being finalized. Mr. Holmes’s employment is at will and may be terminated at any time, with or without formal cause.

Compensation of Directors

Directors who are not employees of BackWeb are compensated for their services as follows:

•	A retainer fee of $1,000, per fiscal quarter;

•	A fee of $1,000 for each meeting of the Board of Directors attended; and

•	A fee of $1,000 for each committee meeting attended, with the Chair of the Audit Committee being paid an additional $500 for each committee meeting.

In addition, non-employee directors receive a non-discretionary option grant under either our 1998 U.S. Stock Option Plan or 1996 Israel Stock Option Plan to acquire 50,000 Ordinary Shares upon their initial election or appointment to the Board of Directors and annual option grants of 15,000 Ordinary Shares at each Annual General Meeting of Shareholders thereafter during their term of service. Accordingly, immediately following our 2006

Annual General Meeting of Shareholders held in December 2006, each of Messrs. Barkat, Bellary and Makleff and Ms. Andersen received options to purchase 15,000 Ordinary Shares at an exercise price of $0.22 per share, which was the closing sale price of our Ordinary Shares on The Nasdaq Capital Market the day before the grant date. Grants are not to be made in cases where the initial term is shorter than six months. These grants vest over a period of four years, with one- quarter of the shares underlying the option becoming vested and exercisable after one year and monthly thereafter over the remaining period of thirty-six months, subject to continued service as one of our directors.

Reasonable expenses incurred by each director in connection with his or her duties as a director are also reimbursed. A Board member who is also an employee of BackWeb does not receive compensation for service as a director.

Compensation Committee Interlocks and Insider Participation

Ms. Andersen and Messrs. Bellary and Makleff are the members of the Compensation Committee of our Board of Directors. None of these directors has ever been one of our officers or employees nor during the past fiscal year had any other interlocking relationships as defined by the SEC. None of our executive officers currently serves or in the past has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board or compensation committee.

The other information required by this Item 11 will be either incorporated by reference from the definitive Proxy Statement for our 2007 Annual General Meeting of Shareholders or from a future amendment to this Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our Ordinary Shares beneficially owned, as of March 6, 2007, by (i) persons known by us (based upon SEC filings) to own 5% or more of our Ordinary Shares, (ii) our Named Executive Officers, (iii) our directors, and (iv) our executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

The address for each stockholder listed below is c/o BackWeb Technologies Ltd., 10 Ha’amal Street, Park Afek, Rosh Ha’ayin 48092, Israel. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Ordinary Shares shown as beneficially owned by them. The number of Ordinary Shares outstanding used in calculating the percentages in the table below includes the Ordinary Shares underlying options held by such person that are exercisable within 60 days of March 6, 2007, but excludes Ordinary Shares underlying options held by any other person. Percentage of beneficial ownership is based on 41,313,704 Ordinary Shares outstanding as of March 6, 2007.

	Number of	Percentage of
	Ordinary Shares	Ordinary Shares
Beneficial Owner	Beneficially Owned	Beneficially Owned

5% or More Shareholders
EliBarkat Holdings Ltd.(1)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel Yuval 63 Holdings (1995) Ltd.(2)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel NirBarkat Holdings Ltd.(3)	3,352,342	8.1%
8 Hamarpe Street Har Hotzvim Jerusalem 91450 Israel
Named Executive Officers and Directors
Eli Barkat(4)	5,067,966	11.8%
William Heye(5)	1,068,208	2.5%
Ken Holmes(6)	268,250	*
Uday Bellary(7)	39,687	*
Amir Makleff(8)	39,687	*
Kara Andersen(9)	17,708	*
Executive officers and directors as a group (6 persons)(9)	6,501,506	14.6%

*	Less than 1%

(1)	Eli Barkat substantially controls the voting power of EliBarkat Holdings Ltd. The shares listed in the table above for EliBarkat Holdings Ltd. do not include (i) 198,131 Ordinary Shares owned directly by Mr. Barkat, (ii) 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership, (iii) and 539,691 Ordinary Shares held by BRM Technologies Ltd. in which EliBarkat Holdings Ltd. is a shareholder, with respect to which shares Mr. Barkat and EliBarkat Holdings Ltd. disclaim control and beneficial ownership except to the extent of their pecuniary interest therein.

(2)	Yuval Rakavy, a former BackWeb director, owns substantially all of the equity and voting power of Yuval Rakavy Ltd., the parent company of Yuval 63 Holdings (1995) Ltd. The shares listed in the table above for Yuval 63 Holdings (1995) Ltd. do not include 539,691 Ordinary Shares held by BRM Technologies Ltd. in which Yuval 63 Holdings (1995) Ltd. is a shareholder, with respect to which shares Mr. Rakay and Yuval 63 Holdings (1995) Ltd. disclaim control and beneficial ownership except to the extent of their pecuniary interest therein.

(3)	Nir Barkat, a former BackWeb director, owns substantially all of the equity and voting power of Nir Barkat Ltd., the parent company of NirBarkat Holdings Ltd. Nir Barkat is the brother of Eli Barkat, our Chairman and former Chief Executive Officer. The shares listed in the table above for Nir Barkat Ltd. do not include 539,691 Ordinary Shares held by BRM Technologies Ltd. in which Nir Barkat Ltd. is a shareholder, with respect to which shares Mr. Barkat and Nir Barkat Ltd. disclaim control and beneficial ownership except to the extent of their pecuniary interest therein.

(4)	The shares listed in the table above for Eli Barkat include 3,352,342 Ordinary Shares held by EliBarkat Holdings Ltd., an entity substantially controlled by Eli Barkat, 1,000 Ordinary Shares owned directly by Mr. Barkat’s wife, with respect to which he disclaims beneficial ownership or control, and options to purchase 1,715,624 Ordinary Shares that are exercisable within sixty days of March 6, 2007. The shares listed in the table above for Eli Barkat do not include 539,691 Ordinary Shares held by BRM Technologies Ltd. in which EliBarkat Holdings Ltd., an entity substantially controlled by Mr. Barkat, is a shareholder, with respect to which shares Mr. Barkat and EliBarkat Holdings Ltd. disclaim beneficial ownership except to the extent of their pecuniary interest therein.

(5)	The shares listed in the table above for Mr. Heye include options to purchase 1,061,541 Ordinary Shares that are exercisable within sixty days of March 6, 2007.

(6)	The shares listed in the table above for Mr. Holmes include options to purchase 258,250 Ordinary Shares that are exercisable within sixty days of March 6, 2007.

(7)	The shares listed in the table above for Mr. Bellary represent options to purchase 39,687 Ordinary Shares that are exercisable within sixty days of March 6, 2007.

(8)	The shares listed in the above table for Mr. Makleff represent options to purchase 39,687 Ordinary Shares that are exercisable within sixty days of March 6, 2007.

(9)	The shares listed in the above table for Ms. Andersen represent options to purchase 17,708 Ordinary Shares that are exercisable within sixty days of March 6, 2007.

(9)	The shares listed in the table above for our executive officers and directors as a group include 3,132,497 Ordinary Shares subject to options which are exercisable within 60 days of March 6, 2007.

Equity Compensation Plan Information

Our shareholders have approved all of our equity compensation plans.

The following table summarizes the number of our Ordinary Shares that may be issued under our equity compensation plans as of December 31, 2006.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	5,699,092	$3.09	14,043,711 (2)

(1)	Includes our 1996 Israel Stock Option Plan and 1998 United States Stock Option Plan, which provide for an annual increase in the number of Ordinary Shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 1,960,000 Ordinary Shares or (b) 5% of the Ordinary Shares outstanding on that date, with 30% of the Ordinary Shares being allocated to the 1996 Israel Stock Option Plan and 70% of such Shares being allocated to the 1998 United States Stock Option Plan. Also includes Ordinary Shares reserved for issuance under our 1999 Employee Stock Purchase Plan.

(2)	Includes 4,653,491 shares subject to issuance under our 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan provides for an annual increase in the number of shares available for issuance thereunder, on July 1 of each fiscal year, equal to the lesser of (a) 833,333 Ordinary Shares or (b) 2% of the Ordinary Shares outstanding on that date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than the compensation arrangements described in Item 11 above, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of our Ordinary Shares or any member of his or her immediate family had or will have a direct or indirect material interest.

Approval of Related Party Transaction

Pursuant to the requirements of Israel’s Companies Law and its written charter, the Audit Committee is required to review and approve any related party transactions, which include any transactions in which any of our directors, executive officers, holders of more than 5% of our Ordinary Shares or any member of his or her immediate family had or will have a direct or indirect material interest. Such review would typically occur during one of the Audit Committee’s regularly scheduled meetings. We did not engage in any related party transactions in 2006 which would have required the review and approval of the Audit Committee.

Independent Directors

Each of our non-employee directors (Messrs. Barkat, Bellary and Makleff and Ms. Andersen) qualifies as “independent” in accordance with the rules of The Nasdaq Stock Market. The Nasdaq independence definition includes a series of objective tests, including that a director may not be our employee and that the director has not engaged in various types of business dealings with us. In addition, as further required by the Nasdaq rules, the Board of Directors has made a subjective determination as to each independent director that no relationship exists which, in the opinion of the Board of Directors, would interfere with the exercise of such director’s independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the aggregate Audit Fees billed to us by our independent registered public accounting firm during 2006 and 2005:

	2006	2005

Audit Fees	$254,000	$204,000

Audit Fees include fees relating to the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and statutory audits. We did not incur any “Audit-Related Fees,” “Tax Fees” (as such terms are defined in Item 9(e) of Schedule 14A under the Securities Exchange Act of 1934) or other fees related to work performed by Grant Thornton, LLP in 2005 or 2006.

The services performed by Grant Thornton, LLP in 2006 and 2005 were pre-approved in accordance with the pre-approval procedures adopted by the Audit Committee. All requests for audit, audit-related, tax, and other services must be submitted to the Audit Committee for pre-approval with an estimate of fees for the services. Pre-approval is generally provided at regularly scheduled meetings.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are included in this Annual Report on Form 10-K:

1. Financial Statements.

The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are included at Part II, Item 8, as listed at Part II, Item 8 (b), and such list is incorporated herein by reference.

2. Financial Statement Schedules.

Schedule II: Schedule of Valuation and Qualifying Accounts at December 31, 2006

SCHEDULE II

BACKWEB TECHNOLOGIES, LTD.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
At December 31, 2006

			Write-off of
	Balance at	Provision for	Previously	Balance at
	Beginning	Doubtful	Provided	End of
	of Period	Accounts	Accounts	Period
	(In thousands)

Year Ended December 31, 2006 Allowance for Doubtful Accounts	$279	$202	$(152)	$329
Year Ended December 31, 2005 Allowance for Doubtful Accounts	$643	$10	$(374)	$279
Year Ended December 31, 2004 Allowance for Doubtful Accounts	$2,150	$0	$(1,507)	$643

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

Dated: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ WILLIAM HEYE William Heye	Chief Executive Officer and a Director (Principal Executive Officer)	March 30, 2007

/s/ KEN HOLMES Ken Holmes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007

/s/ ELI BARKAT Eli Barkat	Chairman of the Board of Directors	March 30, 2007

/s/ UDAY BELLARY Uday Bellary	Director	March 30, 2007

/s/ AMIR MAKLEFF Amir Makleff	Director	March 30, 2007

/s/ KARA ANDERSEN Kara Andersen	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No		Description

3.1		Articles of Association of BackWeb Technologies Ltd., as amended(1)
3.2		Memorandum of Association of Registrant (English translation)(1)
4.1		Specimen of Ordinary Share Certificate(1)
10	.1*	1996 Israel Stock Option Plan (English translation)(1)
10	.2*	Appendix A to Israeli Stock Option Plan, effective January 1, 2003(2)
10	.3*	Form of Option Agreement for Israel Stock Option Plan(2)
10	.4*	1996 U.S. Stock Option Plan(3)
10	.5*	1998 U.S. Stock Option Plan (Amended and Restated as of January 1, 2002)(4)
10	.6*	Form of Option Agreement for 1998 U.S. Stock Option Plan(2)
10	.7*	1999 Employee Stock Purchase Plan(5)
10.8		Lease Agreement for 10 Ha’amal Street, Park Afek, Rosh Ha’ayin, Israel (English translation)(10)
10.9		Master Lease Agreement between the Registrant and Speiker Properties, L.P. for the premises located at 2077 Gateway Place, Suite 500, San Jose, California(6)
10.10		1st Amendment to Lease — Expansion, made May 12, 2000, between Speiker Properties, L.P. and the Registrant(7)
10.11		2nd Amendment to Lease — Expansion, made November 7, 2000, between Speiker Properties, L.P. and the Registrant(2)
10.12		3rd Amendment to Lease, made between CA-Gateway Office Limited Partnership, as successor by conversion to EOP-Gateway Office, L.L.C., as successor in interest to Speiker Properties, L.P., and BackWeb Technologies Inc.(2)
10.13		4th Amendment to Lease, effective as of April 1, 2006, made between CA-Gateway Office Limited Partnership and the Registrant.
10.14		Promissory Note by BackWeb Technologies Inc., as Maker, to CA-Gateway Office Limited Partnership, as Payee, date October 27, 2003(2)
10.15		Guaranty of Lease by BackWeb Technologies Ltd.(2)
10.16		Guaranty of Note by BackWeb Technologies Ltd.(2)
10.17		Warrant to Purchase 200,000 Ordinary Shares, issued by BackWeb Technologies Ltd. to CA-Gateway Office Limited Partnership(2)
10.18		Form of Agreement by and among Interad (1995) Ltd. and NirBarkat Holdings Ltd., Eli Barkat Holdings Ltd., Yuval 63 Holdings (1995) Ltd., and Lior Hass and Iftah Sneh(9)
10	.19*	Offer letter with William Heye(10)
10	.20*	Offer letter with Ken Holmes(10)
10	.21*	Director Cash Compensation Arrangement(10)
21.1		Subsidiaries of the Registrant(10)
23.1		Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934
32.1		Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the corresponding Exhibit from the Registrant’s Registration Statement on Form F-1 (File No. 333-10358).

(2)	Incorporated herein by reference to the corresponding Exhibit from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004.

(3)	Incorporated herein by reference to Exhibit 10.2 from the Registrant’s Registration Statement on Form F-1 (File No. 333-10358).

(4)	Incorporated herein by reference to the corresponding Exhibit from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, filed April 2, 2002.

(5)	Incorporated herein by reference to Exhibit 10.4 from the Registrant’s Registration Statement on Form F-1 (File No. 333-10358).

(6)	Incorporated herein by reference to Exhibit 10.7 from the Registrant’s Registration Statement on Form F-1 (File No. 333-10358).

(7)	Incorporated herein by reference to Exhibit 10.18 from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(8)	Incorporated herein by reference to Exhibit 10.19 from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed April 1, 2001.

(9)	Incorporated herein by reference to Exhibit 10.8 from the Registrant’s Registration Statement on Form F-1 (File No. 333-10358).

(10)	Incorporated herein by reference to the corresponding Exhibit from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 31, 2005.

*	Indicates management contract or compensatory plan or arrangement.