Form 10-K/A
period 2006-12-31
BACKWEB TECHNOLOGIES LTD
filed 2007-04-30
CIK 1082064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
Form 10-K/A

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
     As of March 4, 2007, the registrant had 41,313,704 Ordinary Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III
Item 11. Executive Compensation
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by BackWeb Technologies Ltd. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 (the “Initial Report”) to include the information required by Item 11 of Part III of Form 10-K. The filing of this Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Initial Report. In addition, the filing of this Amendment No. 1 shall not be deemed an admission that the original filing of the Annual Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
PART III
Item 11. Executive Compensation
Compensation discussion and analysis
     This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.
     Compensation Philosophy and Overview. Our executive compensation program is designed to attract, as needed, individuals with the skills necessary for us to achieve our business objectives, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that we expect and to closely align the compensation of those individuals with the performance of our company on both a short-term and long-term basis. To that end, our executive officers’ compensation has three primary components — base compensation or salary, cash performance bonuses and stock option awards. In addition, we provide our executive officers a variety of benefits that in most cases are available generally to all salaried employees.
     We view the components of compensation as related but distinct. Although our compensation committee reviews total compensation of our executive officers, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal equity and consistency, overall company performance and other considerations that we deem relevant. To this end, we review executive compensation surveys of high technology companies located in the Silicon Valley area against which we compete for talent when making a crucial executive officer hiring decision and annually when we review executive compensation. We seek to establish executive compensation at the market median, while providing the opportunity for executive compensation to exceed this level through cash bonuses when warranted by company and/or individual performance. We believe that, given the industry in which we operate and the corporate culture that we have created, this level of executive compensation is sufficient to retain our existing executive officers and to hire new executive officers when and as required while balancing the interests of our stockholders in conserving cash and equity as much as practicable.
     Our compensation committee has not adopted any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation or among different forms of non-cash compensation. However, our philosophy is to make a greater percentage of an employee’s compensation performance-based and to keep cash compensation to a competitive level while providing the opportunity to be significantly rewarded through equity if our company and our stock price perform well over time. We also believe that for technology companies stock-based compensation is the primary motivator in attracting employees, rather than base salary or cash bonuses.
     Our current intent is to perform at least annually a strategic review of our executive officers’ overall compensation packages to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. Our compensation committee most recently reviewed compensation matters for our executive officers in January and March 2007. Compensation committee meetings have generally included, for all or a portion of the meeting, our Chief Executive Officer and our Chief Financial Officer. For compensation decisions, including decisions regarding the grant of equity compensation, relating to executive officers other than to our Chief Executive Officer, the compensation committee considers recommendations from the Chief Executive Officer.
     We account for equity compensation paid to our employees under SFAS 123(R), which requires us to estimate and record an expense over the service period of the award. Our cash compensation is recorded as an expense at the time the obligation is accrued.

We are eligible to receive a tax deduction for the compensation expense. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. In addition, with respect to equity compensation awards, we typically grant our executive officers nonqualified options, and any gain recognized by employees from such nonqualified options granted at fair market value should be tax deductible for us. However, to the extent that we determine in the future to grant our executive officers incentive stock options, any gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee.
     Base compensation. We set executive officer base compensation at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We take into account the base salaries that are paid by companies with which we believe we generally compete for executives. Although we generally target executive base pay at the median of the market, individuals can be paid above or below the median based on their experience and performance.
     For 2006, our compensation committee increased the salary of Mr. Heye from $180,000 to $200,000 and the salary of Mr. Holmes from $155,000 to $165,000. The committee approved these increases as part of our normal annual compensation review process and reflected the committee’s review of the compensation levels of similar positions at comparable companies. As discussed below under “Cash bonuses,” for 2006, the cash bonus component of Mr. Holmes’ compensation consisted of a Company Performance Bonus, or CPB, which related to the achievement by BackWeb of certain company-specific milestones, and Management By Objective, or MBO, which related to the achievement by Mr. Holmes of certain personal objectives. In January 2007, the compensation committee discontinued a portion of Mr. Holmes’ MBO related compensation and moved $20,000 of his annual MBO target into base salary, thereby increasing his base salary to $185,000. The remaining $10,000 of his MBO related cash bonus remained as an annual variable bonus. Additionally in January 2007, the compensation committee approved a further increase in Mr. Holmes base salary to $190,000 in connection with his promotion from Vice President, Finance to Chief Financial Officer.
     Cash bonuses. We utilize cash bonuses to reward performance achievements with a time horizon of one year or less. We have two forms of cash bonus programs, the MBO and the CPB. Goals within the MBO program are specific to the employee’s core function and are established in advance for each quarter with the employee’s direct supervisor. The goals within the CPB are based on more broad corporate objectives not controlled directly by the employee. For 2006, Mr. Holmes participated in both bonus programs, and his quarterly MBO goals were set by Mr. Heye and consisted of goals such as obtaining a significant lease reduction for our headquarters office space, completion of certain third party development royalty-based agreements to enhance our product offerings and various other finance, accounting, information technology and human resources related goals. Mr. Heye was only eligible to participate in the CPB program and did not have quarterly MBO milestones. Mr. Heye was also eligible for a non-recoverable draw of $30,000 against his CPB performance. This draw is paid quarterly.
     Annual bonus compensation targets for both the MBO and CPB are established by our compensation committee and are intended to provide a competitive level of compensation if the relevant performance objectives are achieved. Our compensation committee also determines the performance measures and other terms and conditions of the CPB program. For 2006, the CPB criteria consisted of achieving certain specified milestones related to 2006 annual revenue and our cash balance at the end of fiscal year 2006, as well as the attainment of certain strategic objectives. The compensation committee chose revenue and cash balance level because it believed that, as a “growth company,” we should reward revenue growth, but only if that revenue growth is achieved cost effectively. Thus, we considered the chosen metrics to be the best indicators of financial success and stockholder value creation.
     For 2006, Mr. Heye and Mr. Holmes earned bonuses equal to $30,000 and $19,797, respectively; they were eligible to receive bonuses of $120,000 and $75,000, respectively. With respect to the CPB, BackWeb did not achieve any of the goals established by the compensation committee and, accordingly, the committee did not award any cash bonuses under this program for 2006. However, because Mr. Heye’s draw of $30,000 against his CPB performance is non-recoverable, he was entitled to retain this amount as part of his compensation. Mr. Holmes was eligible to receive $30,000 under his MBO, and was awarded a majority of this amount for achieving a significant portion of his MBO milestones.
     The compensation committee is in the process of finalizing the CPB for 2007. We anticipate that the bonus criteria under this plan will consist of achieving specified milestones related to (1) profitability and cash flow, (2) company strategic goals and (3) our BackWeb Offline Service for Salesforce.com and other on-demand business partners. An addition to the CPB for the 2007 fiscal year is a range of performance achievement rather than a binary completion assessment. We expect that Mr. Heye’s bonus potential for 2007 will be within a range of $30,000 to $235,000.
     Stock options awards. We utilize stock options to ensure that our executive officers have a continuing stake in our long-term success and to align their interests with the interests of our stockholders. Because our executive officers are awarded stock options with an exercise price equal to the fair market value of our common stock on the date of grant, the determination of which is discussed below, these options will have value to our executive officers only if the market price of our common stock increases after the date of grant. Typically, our stock options vest at a rate of 25% of the shares subject to the option or restricted stock grant on the first anniversary of the grant date, and with respect to 2.0833% of the shares each month thereafter such that the stock option or restricted stock grant is fully vested after four years.
     In determining the size of stock option grants to executive officers, our compensation committee considers our performance against the strategic plan, individual performance against the individual’s objectives, comparative share ownership data from compensation surveys of high technology companies in our area, the extent to which shares subject to previously granted options are vested and the recommendation of our Chief Executive Officer with respect to other members of management.
     We did not grant stock options to Mr. Heye or Mr. Holmes during 2006, as the compensation committee believed that their existing level of stock option holdings was consistent with the equity positions of officers in comparable companies.
     All grants of options to our executive officers and other employees, as well as to our directors, have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, which has been equal to the closing price of our Ordinary Shares on the trading market on which our Ordinary Shares were listed at the time of grant. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees and directors using the intrinsic value method under APB Opinion No. 25 and FASB Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others because the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of SFAS 123R. SFAS 123R requires us to estimate and record an expense over the service period of the stock-based award.
     We do not have any program, plan or practice that requires us to grant equity-based awards to our executive officers on specified dates and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. We do not have any equity security ownership guidelines or requirements for our executive officers.
     Severance and change of control payments. We are in the process of finalizing a change-in-control agreement with Mr. Heye and we will file a Current Report on Form 8-K disclosing the material terms of such change-in-control agreement when such agreement has been completed.
     Other benefits. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. There were no special benefits or perquisites provided to any executive officer in 2006.
     Recruitment of new Chief Financial Officer. On April 16, 2007, Mr. Holmes resigned as our Chief Financial Officer. We intend to retain an interim finance professional while undertaking a search for a long-term replacement for Mr. Holmes. We expect that the compensation for the replacement of Mr. Holmes will be generally at market for companies in a same or similar market segment and of our approximate size.
Summary Compensation Table
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

Name and				Option	All Other
Principal Position	Year	Salary	Bonus	Awards(3)	Compensation(4)	Total(5)
William Heye(1)	2006	$198,333	$30,000	$—	$4,750	$233,083
Chief Executive Officer	2005	180,000	90,000	—	14,461	284,461
	2004	180,000	44,126	78,790	11,763	302,916
Ken Holmes(2)	2006	164,167	19,797	—	—	183,964
Chief Financial Officer	2005	155,000	56,364	—	—	211,364
	2004	155,000	25,480	17,815	—	198,295

(1)	Mr. Heye became our Chief Executive Officer in October 2004. Prior to this time, he served as our Vice President, Business Development and Products.

(2)	Mr. Holmes became our Chief Financial Officer in January 2007. Prior to this time, Mr. Holmes served as our Vice President, Finance from October 2004 to January 2007 and our Senior Director, Finance from May 2003 until October 2004.

(3)	The amounts in this column represent the amounts recognized as compensation expense for financial statement reporting purposes in accordance with SFAS No. 123R in connection with the options granted to the named executive officer. We adopted SFAS No. 123R on January 1, 2006. Please see Note 2 of the Notes to the Consolidated Financial Statements for a discussion of all assumptions made in determining the grant date fair values of these options.

(4)	The “Other Annual Compensation” consists of commission payments and vacation payout amounts.

(5)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the preceding columns.
Grants of Plan-Based Awards in 2006
     There were no stock options or other equity-based or non-equity awards granted to either of the Named Executive Officers in 2006. Our compensation committee is in the process of finalizing the Company Performance Bonus, or CPB, for 2007. We anticipate that the bonus criteria under this plan will consist of achieving specified milestones related to (1) profitability and cash flow, (2) company strategic goals and (3) our BackWeb Offline Service for Salesforce.com and other on-demand business partners. An addition to the CPB for the 2007 fiscal year is a range of performance achievement rather than a binary completion assessment. We expect that Mr. Heye’s bonus potential for 2007 will be within a range of $30,000 to $235,000.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1. See Exhibit Index below for exhibits filed as part of this Amendment No. 1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ WILLIAM HEYE
William Heye,
Chief Executive Officer

Dated: April 30, 2007

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002