Form 10-Q
period 2007-03-31
BACKWEB TECHNOLOGIES LTD
filed 2007-05-17
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 41,303,704 Ordinary Shares outstanding as of May 2, 2007.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations, our ability to achieve profitability and our ability to establish partnerships with application vendors in our target markets in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. Except as required by law, we undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,025	$2,426
Short-term investments	1,488	2,068
Trade accounts receivable, net	1,297	1,369
Other accounts receivable and prepaid expenses	449	495

Total current assets	6,259	6,358
Long-term investments and long-term assets	68	42
Property and equipment, net	116	127

Total assets	$6,443	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384	$249
Accrued liabilities	1,402	1,499
Deferred revenue	1,277	948

Total current liabilities	3,063	2,696
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	152,285	152,258
Accumulated other comprehensive income	—	—
Accumulated deficit	(148,905)	(148,427)

Total shareholders’ equity	3,380	3,831

Total liabilities and shareholders’ equity	$6,443	$6,527

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
Revenue:
License	$468	$791
Service	705	865

Total revenue	1,173	1,656
Cost of revenue:
License	31	21
Service	179	240

Total cost of revenue	210	261

Gross profit	963	1,395
Operating expenses:
Research and development	473	582
Sales and marketing	617	1,075
General and administrative	377	605

Total operating expenses	1,467	2,262

Loss from operations	(504)	(867)

Interest and other income/(expense), net	25	25

Net loss	$(479)	$(842)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Weighted average number of shares used in computing basic and diluted net loss per share	41,144	41,143

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
	Unaudited
Operating Activities
Net loss	$(479)	$(842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	28	40
SFAS 123R equity based compensation expense	25	—

Changes in operating assets and liabilities:
Trade accounts receivable	72	(867)
Other receivables, prepaid expenses, and other long-term assets	20	31
Accounts payable and accrued liabilities	40	(12)
Deferred revenue and long-term liabilities	328	235

Net cash provided by (used in) operating activities	34	(1,415)

Investing Activities
Purchases of property and equipment	(17)	(21)
Proceeds from sales of short-term investments	580	2,203

Net cash provided by investing activities	563	2,182

Financing Activities
Proceeds from issuance of Ordinary Shares, net	2	25

Net cash provided by financing activities	2	25

Increase in cash and cash equivalents	599	792
Cash and cash equivalents at beginning of the period	2,426	1,583

Cash and cash equivalents at end of the period	$3,025	$2,375

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. BackWeb sells its products primarily to end users in a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers, OEMs and sales/marketing partners. The Company believes that its current cash, cash equivalents, and short-term investment balances will be sufficient to fund its operations for at least the next 12 months. However, since its inception, the Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future. In addition, the Company’s business may not go as planned and it might need to raise additional funds prior to the expiration of this period. If the Company decides to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition. The Company may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute its existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance its products, respond to competitive pressures or grow its business, or the Company may be required to further reduce its expenditures, any of which could materially harm the Company’s business.
     Basis of Presentation — The unaudited interim condensed consolidated financial statements include the accounts of BackWeb Technologies Ltd. and its wholly owned subsidiaries. They have been prepared in accordance with U.S. generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated on consolidation. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) required to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The interim condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year ending December 31, 2007 or any future interim period.
     Revenue Recognition — The Company derives revenue primarily from software license fees, maintenance service fees, and consulting services paid to the Company directly by corporate customers and resellers and, to a lesser extent, from royalty fees from OEMs. Revenue derived from resellers is not recognized until the software is sold through to the end user. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right of OEMs and other distributors to use the Company’s products. Royalties are classified by product in the applicable revenue category; license royalties are classified in license revenue and royalties from maintenance arrangements are classified as maintenance revenue. As described below, management estimates must be made and used in connection with the revenue the Company recognizes in any accounting period.
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
     The Company licenses its products on a perpetual and on a term basis. The Company recognizes license revenue arising from perpetual licenses and multi-year term licenses in the accounting period that all revenue recognition criteria have been met, which is generally upon delivery of the software to the end user. For term licenses with a contract period of less than two years, revenue is recognized on a monthly basis.
     At the time of each transaction, the Company assesses whether the fee associated with our license sale is fixed or determinable. If the fee is not fixed or determinable, the Company recognizes revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, the Company compares the payment terms of the transaction to its normal payment terms. The Company assesses the likelihood of collection based on a number of factors, including past transaction history, the credit worthiness of the customer and, in some instances, a review of the customer’s financial statements. The Company does not request collateral from its customers. If credit worthiness cannot be established, the Company defers the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.
     Service revenue is primarily comprised of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement, which is generally one year. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and recognize this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. The Company generally charges for its consulting services on a time and materials basis and recognizes revenue from such services as they are provided to the customer. The Company accounts for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. The Company’s arrangements do not generally include acceptance clauses. However if an acceptance provision exists, then the Company defers revenue recognition until it receives written acceptance of the product from the customer.
     Deferred revenue includes amounts billed to customers and cash received from customers for which revenue has not been recognized.
     Net Loss Per Share — Basic net loss per share is calculated using the weighted average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 5,637,592 and 6,100,142 at March 31, 2007 and 2006, respectively.
     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited
Net loss	$(479)	$(842)

Basic and diluted:
Weighted-average shares	41,144	41,143
Less weighted-average shares subject to forfeiture	—	—

Weighted average number of shares used in computing basic and diluted net loss per share	41,144	41,143

Basic and diluted net loss per share	$(0.01)	$(0.02)

Comprehensive Loss — The following table presents the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited
Net loss	$(479)	$(842)
Change in net unrealized gain (loss) on investments	—	1

Total comprehensive loss	$(479)	$(841)

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
     Stock-based compensation expense and the related income tax benefit recognized under SFAS No. 123R in the Condensed Consolidated Income Statements in connection with stock options and the Company’s 1999 Employee Stock Purchase Plan (the “ESPP”) for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands)
Stock options	$26	$108
ESPP	—	—

Total stock-based compensation expense	$26	$108

Stock Options
     The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its Ordinary Shares on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no grants made during the three months ended March 31, 2007. The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $0.42. The weighted average assumptions used in the model for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Dividend yield	None	None
Expected volatility	122%	83%
Risk-free interest rate	4.53%	4.72%
Expected life (in years)	6.5	6.5
     The computation of the expected volatility assumption used in the Black-Scholes pricing model for new grants is based on implied volatility. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends, thus the expected dividends used in the calculation are zero.
Employee Stock Purchase Plan
     Under the ESPP, substantially all employees may purchase the Company’s Ordinary Shares at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 15% of their annual base earnings, subject to a limit in any calendar year of $20,000 worth of Ordinary Shares. Offering periods under the ESPP are six months with a corresponding six-month purchase period. New offerings begin on each March 1st and September 1st, and those offerings run consecutively rather than concurrently. The purchase dates under the ESPP are February 28th and August 31st of each year.
     Ordinary Shares issued under the ESPP for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(In thousands, except per share
	amounts)
Shares issued under the ESPP	10	85
Cash received from the exercise of purchase rights under the ESPP	$2	$40
Weighted average purchase price per share	$0.16	$0.47
     Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. Based on the Black-Scholes model, the weighted average estimated grant date fair value of purchase rights granted under the ESPP was $0.19 for the three months ended March 31, 2007 and March 31, 2006, respectively. The weighted average assumptions used in the model for the three months ended March 31, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Dividend yield	None	None
Expected volatility	116%	113%
Risk-free interest rate	5.12%	4.74%
Expected life (in years)	0.5	0.5

     The computation of the expected volatility assumption used in the Black-Scholes pricing model for purchase rights is based on implied volatility. The expected life assumption is based on the average exercise date for the purchase periods in each offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant.
Recent Accounting Pronouncements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial position or results of operations.
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
     The Company adopted the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” effective January 1, 2007. FIN No. 48 prescribes a new recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon its adoption of FIN No. 48, the Company applied the provisions of FIN No. 48 to all of its income tax positions. The cumulative effect of applying the provisions of FIN No. 48 and the adoption of FIN48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the Company to expense grants made under its stock option program. That cost will be recognized over the vesting period of the grants. SFAS No. 123R is effective for interim periods beginning after June 15, 2005, and the Company adopted SFAS No. 123R effective January 1, 2006. The adoption of SFAS No. 123R had a material effect on the Company’s financial position and results of operations of approximately $400,000 of recognized expense in 2006 and approximately $25,000 of recognized expense in the quarter ended March 31, 2007.
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
In 2003, the Company decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although the Company believes that it has meritorious defenses, it decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all claims against the Company without any admission of wrongdoing. In February 2005, the proposed settlement was preliminarily approved by the district court overseeing these litigations. In December 2006, the United States Court of Appeals for the Second Circuit issued a decision reversing the district court’s finding that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed that plaintiffs might ask the district court to certify a more limited class. It is not clear yet what impact, if any, the Second Circuit’s decision will have on the proposed settlement agreement. There is no guarantee that the parties or the court will finalize the proposed settlement.
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
     Additionally, the Company was named in a judgment during September 2005 for approximately $500,000 related to a claim against its dormant French subsidiary. The judgment is related to a dispute between one of the Company’s former French distributors and one of the distributor’s end user customers. While the Company believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, it accrued approximately $300,000, or approximately one-half of the total judgment against the Company and the former distributor, in the third quarter of 2005.
     From time to time, the Company is involved in litigation incidental to the conduct of its business. Apart from the litigation described above, the Company is not party to any lawsuit or proceeding that, in its opinion, is likely to seriously harm its business.
Significant Risks
     Due to uncertainties in the technology market in particular and the economy in general, the Company has limited visibility to forecast future revenues. While the Company believes there is a market for its products, this lack of revenue visibility exposes the Company to risk should it not be able to adjust its expenditures to mitigate unfavorable trends in its revenue.
  Letter of Credit
In conjunction with its lease renegotiation in San Jose, CA, the Company extended a letter of credit to a total of $500,000 in favor of Equity Office LLC in October 2003. As part of a renegotiation of the San Jose lease space, the Company is allowed to, and is currently in the process of, reducing this letter of credit in conjunction with renewing its Line of Credit as discussed below.
  Line of Credit
     Through January 31, 2007 the Company maintained a $500,000 bank line of credit and is currently negotiating with its lender on renewal of the credit facility.” The amount of borrowings available under the line of credit was based on a formula using accounts receivable. The line provided that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit was secured by substantially all of the Company’s assets. The line required that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limited the amount of spending on fixed assets. During the third quarter of 2004, the Company utilized the line to secure a $500,000 deposit related to its lease space in San Jose, California under the line of credit. This lease deposit did not qualify as a draw down of the line of credit and therefore was not interest bearing. Any draw down of the line of credit would include interest at the Prime rate. , Prior to the expiration of the line, the Company was in default with regard to certain of the covenants of the line of credit, and is in the process of renegotiating these covenants as part of the renewal of the line.

Note 3. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	December 31,
	2006			2005
		Unrealized	Estimated		Unrealized	Estimated
	Cost	Gains/(Losses)	Fair Value	Cost	Gains/(Losses)	Fair Value
Money market	$1,488	$—	$1,488	$2,068	$—	$2,068

Totals	$1,488	$—	$1,488	$2,068	$—	$2,068

     At March 31, 2007, the Company’s investments consisted solely of money market securities with no long term maturities associated with them.
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

	Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited
Revenue:
North America	$989	$1,627
Europe	184	29

	$1,173	$1,656

	March 31,	December 31,
	2007	2006
	Unaudited
Long-lived assets:
North America	$114	$102
Israel	59	57
Other	11	10

	$184	$169

     Revenue generated in the U.S. and Canada (collectively, North America) and Europe is all to customers located in those geographic regions.. OEM sales are made to all geographic regions. One customer accounted for approximately $270,000, or 23% of our total revenue, and another accounted for approximately $150,000, or 13% of our total revenue, in the three months ended March 31, 2007. One customer accounted for approximately $340,000, or 21% of our total revenue, and another accounted for approximately $285,000, or 17% of our total revenue, in the three months ended March 31, 2006.
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
     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via our reseller, OEM and co-sales/marketing partners. Since 2002, our direct sales force has accounted for a significant majority of our revenue. However, the revenue from partner activities increased in 2006 and we believe it could continue to increase in absolute dollars and in percentage of overall revenue in future periods.
Business Overview
     In the first quarter of 2007, we made progress in terms of reducing our overall operating expenses and achieving several important business milestones. Our total revenue decreased in the first quarter of 2007 as compared to the first quarter of 2006, but we reduced our net loss primarily as a result of the expense reductions that we implemented in the second half of 2006, the effects of which were fully realized in the first quarter of 2007. License revenue in the first quarter of 2007 decreased 41% compared to the first quarter of 2006. However license revenue in the first quarter of 2006 included approximately $250,000 of revenue recognition from a license agreement with F-Secure Corporation that we entered into during the fourth quarter of 2004, and excluding that license recognition, license revenue decreased 14% in the first quarter of 2007 compared with the first quarter of 2006. Our total net expenses in the first quarter of 2007 were consistent with our previously disclosed net expense of approximately $1.5 million and significantly below total net expenses in the first quarter of 2006 of approximately $2.3 million.
     Services revenue decreased during the first quarter of 2007 as compared to the first quarter of 2006. The decrease in professional services fees was primarily related to a decrease in the number of personnel delivering these services, as well as due to our planned migration of our service work to strategic resellers. This decrease was partially offset by a slight increase in maintenance services fees. We achieved greater stability in our overall revenue while significantly reducing our operating expenses, resulting in a reduction in our net loss for the first quarter of 2007 to $(0.01) per share, an improvement of $0.01 per share as compared to the first quarter of 2006.

     During the first quarter of 2007, we made progress toward improving our business and operating performance, which we believe better positions us to increase our revenues and achieve profitability. For example, we entered into a multi-year license agreement during the quarter that may, in the event we are able to meet acceptance criteria later in the year, result in BackWeb recognizing up to $3 million in revenue over a two- to three-year period. In addition, we continue to improve our sales and marketing execution and have made progress in identifying qualified customer prospects, which we believe reflects the maturation of enterprise Web applications and increasing awareness of the business benefits of mobility. We remain focused on the market to mobilize enterprise Web applications. Enterprise applications have migrated almost entirely to Web-based architectures, and with the advancement of Service Oriented Architectures, Web services and composite applications, we believe that the Web-based enterprise architecture is becoming the foundation upon which the majority of business processes will be enabled or automated. Concurrently, professional workers are becoming increasingly mobile, accomplishing their work on laptops while they work with customers, partners and in remote work environments. In their mobile work, they are occasionally connected via wireless networking but require their key applications to be always available, even between wireless connections.
     Our ability to increase our revenue and achieve profitability in this market will depend on our ability to identify and penetrate the application and industry market segments for which the need for mobile Web application usage is most acute. Key applications include e-learning, human resources talent management/performance management, CRM, knowledge management, clinical trials and content portals. Key industry segments include pharmaceuticals, manufacturing and consulting.
     Another important factor in our success will be our ability to establish strategic relationships with application vendors in these market segments. To this end we closed our first sale with a Salesforce.com related customer during the first quarter of 2007. We believe that the business continuity issue that we address is a natural fit for companies such as Salesforce.com and we plan to continue to expand upon that initial sale. We also intend to manage our expenses carefully while engaging and executing in productive market segments to pursue revenue growth in our core market segment, as well as looking opportunistically for additional market segments where we can leverage our existing technologies to solve key corporate issues.
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

Results of Operations
     The following table sets forth our results of operations for the three months ended March 31, 2007 and 2006 expressed as a percentage of total revenue.

	Three Months Ended
	March 31,	March 31,
	2007	2006
	Unaudited
Revenue:
License	40%	48%
Service	60	52

Total revenue	100	100

Cost of revenue:
License	3	1
Service	15	15

Total cost of revenue	18	16

Gross profit	82	84
Operating expenses:
Research and development	40	35
Sales and marketing	53	65
General and administrative	32	37

Total operating expenses	125	137

Loss from operations	(43)	(53)
Interest and other income, net	2	2
Net loss	(41%)	(51%)

Revenue
Total revenue

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Total revenue	$1,173	(483)	(29)%	$1,656
As a percentage of total revenue	100%	—	—	100%
     We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator suite of products. Total revenue in the three months ended March 31, 2007 decreased as compared to the same period in 2006 primarily due to a decrease in license revenue, primarily related to the fact that we recognized $250,000 in revenue during the first quarter of 2006 from the F-Secure license agreement we entered into in the fourth quarter of 2004, but did not recognize any revenue from this agreement during the first quarter of 2007. We have limited visibility to forecast revenue and therefore we are unable to quantify future overall trends in our total revenue. However, in the sections below we discuss the changes in the individual components of total revenue and expected trends in these individual components.
     In the three months ended March 31, 2007, one customer accounted for approximately $270,000, or 23% of our total revenue, and another customer accounted for approximately $150,000, or 13% of our total revenue. One customer accounted for approximately $340,000, or 21% of our total revenue, and another customer accounted for approximately $285,000, or 17% of our total revenue, in the three months ended March 31, 2006. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.

License revenue

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
License revenue	$468	$(323)	(41)%	$791
As a percentage of total revenue	40%	—	_(8)%	48%
     The decrease in license revenue in the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to the expiration of revenue recognition related to the F-Secure license agreement and our inability to increase our deal volume and/or deal size to offset the loss of the F-Secure revenue.
Service revenue

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Service revenue	$705	($160)	(18%)	$865
As a percentage of total revenue	60%	—	_8%	52%
     Service revenue, which includes maintenance and consulting services, decreased for the three months ended March 31, 2007 when compared to the same period in 2006 due to a decrease in professional services fees. The decrease in professional services fees was primarily related to a decrease in the number of personnel delivering these services, as well as due to our planned migration of our service work to strategic resellers. This decrease was partially offset by a slight increase in maintenance services fees.
     During the remainder of 2007, we expect service revenue to grow commensurately with our anticipated increased license sales. We expect that maintenance revenue associated with our older products will continue to decrease, offset by an increase in maintenance revenue associated with BackWeb OAS. Any increase in maintenance revenue from BackWeb OAS, however, is dependent upon an absolute dollar level increase in license revenue from that product, which may not occur. Further, while we expect consulting revenue to remain relatively flat over the remainder of 2007, this too is dependent on increased license sales of our BackWeb OAS.
Cost of Revenue

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Cost of revenue	$210	$(51)	(20)%	$261
As a percentage of total revenue	18%	—	_____2%	16%
     Cost of revenue decreased both in absolute dollars during the three months ended March 31, 2007 as compared to the same period in 2006. This decrease was due to a decrease in the size of the service team performing maintenance and consulting work.

Cost of License Revenue
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors.

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Cost of license revenue	$31	$10	48%	$21
As a percentage of license revenue	7%	—	4%	3%
As a percentage of total revenue	3%	—	____2%	1%
     Cost of license revenue increased as a percentage of revenue during the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to costs related to a strategic reseller relationship for which we have not yet begun to recognize revenue but we are incurring costs.
Cost of Service Revenue
     Cost of service revenue consists primarily of personnel and overhead-related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Cost of service revenue	$179	$(61)	(25)%	$240
As a percentage of service revenue	25%	—	(3)%	28%
As a percentage of total revenue	15%	—	1%	14%
     Cost of service revenue decreased in absolute dollars during the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to a reduction in the number of our professional services employees as a result of the expense reduction measures we have implemented.
Operating Expenses
Research and Development
     Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Research and development	$473	($109)	(19%)	$582
As a percentage of total revenue	40%	—	5%	35%
     Research and development expenses during the three months ended March 31, 2007 decreased as compared to the same period in 2006 primarily due to expense reductions in previous periods as well as a reduction in stock-based compensation related expenses incurred during the three months ended March 31, 2007 in connection with the adoption of SFAS No. 123R related expenses. SFAS No. 123R related expenses decreased $90,000 during the period ended March 31, 2007 as compared to the same period in the prior year due to the full amortization of the related stock option expense.
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

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Sales and marketing	$617	$(458)	(43)%	$1,075
As a percentage of total revenue	53%	—	(12)%	65%
     The decrease in sales and marketing expenses during the three months ended March 31, 2007 as compared to the same period in 2006 resulted primarily from a decrease in personnel related costs as a result of having one less vice president and five fewer field level staff as compared to the same period in 2006. Additionally in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of certain employees; we did not have similar costs for the same period in 2007.
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
General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services and legal, as well as the provision for doubtful accounts receivable.

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
General and administrative	$377	$(228)	(38)%	$605
As a percentage of total revenue	32%	—	(5)%	37%
     The decrease in general and administrative expenses during the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to the reclassification of our Chief Executive Officer into the sales and marketing department following the termination of our Vice President of Sales and Business Development, as well as reductions in personnel and related expenses.
Interest and Other Income (Expense), Net
     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three months ended,
	March 31,	Change		March 31,
	2007	$	%	2006
	(in thousands, except percentages)
Interest and other income (expense), net	$25	—	—%	$25
As a percentage of total revenue	_____2%	—	_____—%	2%
     Interest and other income (expense), net remained relatively consistent during the three months ended March 31, 2007 as compared to the same period in 2006 due to the rise in interest rates related to our interest bearing bank accounts being offset by a decrease in our investment balances.
Income Taxes
     We adopted the provisions of FIN No. 48 effective January 1, 2007. We apply FIN No. 48 to each income tax position accounted for under SFAS No. 109, “Accounting for Income Taxes” at each financial statement reporting date. This process involves the assessment of whether each income tax position is more likely than not of being sustained based on its technical merits. In making this assessment, we must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, we then assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities would then be reported. All tax years are currently open for the US operating entity until net operating losses are utilized or expire unused. The open tax year for the Israeli operating unit is 2005. The open tax year for the German operating unit is 2005. The cumulative effect of applying the provisions of FIN No. 48 and the adoption of FIN No. 48 did not have a material impact on our financial position, results of operations and cash flows.
     Our policy is to record any interest and/or penalties related to income tax matters in income tax expense. At March 31, 2007, we did not accrue any interest or penalties.
     There was no provision for income taxes because we have incurred operating losses. As of March 31, 2007, we had approximately $100 million of Israeli net operating loss carry forwards and $5 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2024. The Israeli net operating loss carry forwards have no expiration date.

Off-Balance Sheet Financings and Liabilities
     Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do provide standard indemnification agreements to our customers related to our product. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. We will not incur any income tax obligations as a result of adopting FIN No. 48.
Liquidity and Capital Resources
     As of March 31, 2007, we had approximately $4.5 million of cash, cash equivalents and short-term investments, which was consistent with our balances as of December 31, 2006.
     Net cash provided by operating activities was approximately $34,000 for the three months ended March 31, 2007 and included the receipt on an initial $500,000 payment from a multi-year license agreement entered into during the quarter. Net cash used in operating activities was approximately $1.4 million for the three months ended March 31, 2006, and was primarily used to fund our ongoing operational needs. Cash provided by investing activities was approximately $560,000 and $2.2 million for the three months ended March 31, 2007 and 2006, respectively, and primarily represents the net proceeds from the purchases and sales of short-term investments to fund our operational needs. Cash provided by financing activities in the three months ended March 31, 2007 and 2006 was approximately $2,000 and $25,000, respectively. These amounts consisted primarily of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and as a result of the exercise of stock options issued under our 1998 Employee Stock Option Plan.
     Through January 31, 2007 the Company maintained a $500,000 bank line of credit and is currently negotiating with its lender on renewal of the credit facility.” The amount of borrowings available under the line of credit was based on a formula using accounts receivable. The line provided that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit was secured by substantially all of the Company’s assets. The line required that the Company meet certain financial covenants, provides payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limited the amount of spending on fixed assets. During the third quarter of 2004, the Company utilized the line to secure a $500,000 deposit related to its lease space in San Jose, California under the line of credit. This lease deposit did not qualify as a draw down of the line of credit and therefore was not interest bearing. Any draw down of the line of credit would include interest at the Prime rate. Prior to the expiration of the line, the Company was in default with regard to certain of the covenants of the line of credit, and is in the process of renegotiating these covenants as part of the renewal of the line.
     As of March 31, 2007, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations.
     We believe that our current cash, cash equivalents, and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, since our inception we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our business may not go as planned and we might need to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could materially harm our business.

Contractual Obligations
     The following summarizes our contractual obligations, which consisted solely of operating leases, at March 31, 2007 (in thousands):

Payments Due by Period

2007	403,000
2008	528,000
2009	473,000

2010	33,000
$1,437,000

     Effective Corporate Tax Rates
     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies were generally subject to corporate tax at the rate of 31% of their taxable income in 2006. Pursuant to tax reform legislation that came into effect in 2003, the corporate tax rate is to undergo further staged reductions to 25% by the year 2010. In order to implement these reductions, the corporate tax rate is scheduled to decline to 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010. However, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following five to eight years, depending upon the proportion of foreign ownership of BackWeb.
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
     All of these tax benefits are subject to various conditions and restrictions. See “Note 10 — Income Taxes — Israeli Income Taxes — Tax Benefits under the Law for the Encouragement of Capital Investments, 1959,” of Notes to the Consolidated Financial Statements reporting our Annual Report on Form 10-K for the year ended December 31, 2006. We cannot assure you that we will obtain approval for additional Approved Enterprise Programs, or that the provisions of the law will not change.
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
Foreign Currency Exchange Rate Risk
     We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in our Consolidated Statements of Operations as a component of interest and other income, net. There were no forward contracts placed in the first quarter of 2006 or 2007.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, due to the existence of two material weaknesses in our internal control over financial reporting identified by our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements. These material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
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
     In 2003, we decided to participate in a proposed settlement negotiated by representatives of a coalition of issuers named as defendants in similar actions and their insurers. Although we believe that we have meritorious defenses, we decided to participate in the proposed settlement to avoid the cost and distraction of continued litigation. The proposed settlement agreement would dispose of all claims against us without any admission of wrongdoing. In February 2005, the proposed settlement was preliminarily approved by the district court overseeing these litigations. In December 2006, the United States Court of Appeals for the Second Circuit issued a decision reversing the district court’s finding that six focus cases could be certified as class actions. In April 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed that plaintiffs might ask the district court to certify a more limited class. It is not clear yet what impact, if any, the Second Circuit’s decision will have on the proposed settlement agreement. There is no guarantee that the parties or the court will finalize the proposed settlement.
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
     Since our inception, we have not achieved profitability and we expect to continue to incur net losses. We incurred net losses of approximately $479,000 for the three months ended March 31, 2007, $842,000 for the year ended December 31, 2006, $1 million in the year ended December 31, 2005 and $5.1 million in the year ended December 31, 2004. As of March 31, 2007, we had an accumulated deficit of approximately $149 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2007 and into 2008. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors may adversely affect the market price of our Ordinary Shares.

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
     Our business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2006, which continued in the first quarter of 2007, we need to realize additional growth during the remainder of 2007 and beyond or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, it would significantly and adversely affect our business, financial condition, and operating results.
A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our share price.
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements, our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. As more fully described in Item 4 of this Quarterly Report on Form 10-Q, these material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
     As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of each of September 30, 2006, December 31, 2006 and March 31, 2007.
     We cannot assure you that the measures we have taken and intend to take to remediate these material weaknesses, as more fully described in Item 4 of this Quarterly Report on Form 10-Q, will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses. In addition, our Chief Financial Officer, Ken Holmes is leaving BackWeb upon the filing of this Quarterly Report on Form 10-Q and we are conducting a search for his long-term replacement. The departure of Mr. Holmes and the uncertainty regarding his replacement will likely make it even more difficult for us to remediate the material weaknesses and implement and maintain effective internal control over financial reporting. Our failure to remediate the material weaknesses and successfully implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share
Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, the current trading levels of our Ordinary Shares have decreased the value of many of the stock options granted to employees pursuant to our stock option plan. Furthermore, the economic environment in Israel and the U.S. has improved, making it more challenging to retain our employees. As a result of these and other factors, we have experienced an increased level of employee departures and our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. For example, our Chief Financial Officer, Ken Holmes, resigned during the first quarter of 2007 to join another software company. If we continue to experience employee departures, our revenue could decline and our operations in general could be impacted. None of our officers or other key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.
We have restructured our company in October 2004 and further reduced headcount in 2006, which could make it more difficult for us to achieve our business objectives or could result in further restructurings if we don’t meet the goals of the restructuring.
     In October 2004, we restructured in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. In July and October 2006 [more recently too?], we again reduced headcount in an effort to reduce our cash burn. While the restructurings have reduced cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, will depend upon successful execution of our business plan and obtaining new customers. As a result of the reduction in personnel, however, we may not have sufficient resources to execute our refocused sales strategy, particularly with respect to our OAS product, which could adversely affect our revenues and operating results. If we do not meet our restructuring objectives, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as significant costs or restrictions that may be imposed in some international locales on workforce reductions and a potential adverse affect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.
If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to develop or enhance our products, expand operations or respond to competitive pressures.
     We may desire to increase our product line or seek additional markets to sell our technology. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
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
     Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. We incur expenses based predominantly on operating plans and estimates of future revenue. Our expenses are to a large extent fixed and we may not be able to adjust them quickly to meet a shortfall in revenue during any particular quarter. Any significant shortfall in revenue in relation to our expenses would decrease our net income or increase our operating losses and would also harm our financial condition. In some recent quarters our operating results have been below the expectations of investors. It is likely that in some future quarters, our operating results may also be below such expectations, which would likely cause our share price to decline.
Our quarterly license revenue typically depends on a small number of large orders, and any failure to complete one or more substantial license sales in a quarter could materially and adversely affect our operating results.
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended March 31, 2007, we derived approximately 88% of our license revenue from sales to two existing customers. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.
If we lose a major customer, our revenue could suffer because of our customer concentration.
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. For example, one customer accounted for approximately $270,000, or 23% of our total revenue, and another accounted for approximately $150,000, or 13% of our total revenue, in the three months ended March 31, 2007. In addition, in 2006, our two largest customers accounted for 21% of our total revenue, in2005, our two largest customers accounted for 43% of our total revenue and in 2004, our three largest customers represented approximately 34% of our total revenue. As a result, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would be adversely affected.
We depend on increased business from new customers, as well as additional business from existing customers, and if we fail to grow our customer base or generate repeat business, our operating results could be harmed.
     Our business model generally depends on the sale of our products to new customers as well as expanded use of our products within our existing customers’ organizations. If we fail to grow our customer base or to generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. For example, we experienced a reduction in license sales to new customers during 2006 compared with 2005 which contributed to the overall decline in our license revenue during that period. In some cases, our customers initially make a limited purchase of our products and services for trials, pilot or proof of concept programs. These customers might not choose to acquire additional licenses to expand their use of our products.

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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2004, 2005, 2006 and the first quarter of 2007, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
     Revenue from customers outside the United States represented approximately $184,000 or 16% of our total revenue, for the three months ended March 31, 2007, and $1.1 million, or 23% of our total revenue, for the year ended December 31, 2006. Even though we have decreased our international presence, our international operations will continue to be subject to a number of risks, including, but not limited to:
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
     Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 2007.Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.
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
Risks Relating to Our Ordinary Shares
Our share price has been volatile and could fluctuate in the future.
     The market price of our Ordinary Shares has been volatile. We expect our share price to continue to fluctuate:
•	in response to quarterly variations in operating results;

•	in response to announcements of technological innovations or new products by us or our competitors or partners;

•	because of market conditions in the enterprise software or portal industry;

•	our failure to meet or exceed the expectations of investors;

•	in response to our announcements of strategic relationships or joint ventures; and

•	in response to sales of our Ordinary Shares.

     In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We are currently subject to a securities class action described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report, and the volatility of our share price could make us a target for additional suits. Securities class action litigation could result in substantial costs and a diversion of our management’s attention and resources, which could seriously harm our business and results of operations.
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
     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 26% of our outstanding Ordinary Shares as of March 31, 2007. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Exhibit
No	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.
	By:	/s/ KEN HOLMES
Ken Holmes
Date: May 15, 2007		Chief Financial Officer (Mr. Holmes is the Principal Financial Officer and has been duly authorized to sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No	Description
31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Vice President, Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Chief Financial Officer