Form 10-Q
period 2007-06-30
BACKWEB TECHNOLOGIES LTD
filed 2007-08-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐ No ☑
     The registrant had 41,313,704 Ordinary Shares outstanding as of August 1, 2007.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
Cautionary Statement Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations, including our expectation of recognizing an additional $2.5 million in revenue from a source code license sale during periods through 2009 in the event we are able to meet acceptance criteria later in 2007, our ability to achieve profitability and our ability to establish partnerships with application vendors in our target markets in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. Except as required by law, we undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,188	$2,426
Short-term investments	—	2,068
Accounts receivable, net of allowance for doubtful accounts of $203 and $329, respectively	618	1,369
Other current assets	469	495

Total current assets	5,275	6,358
Property and equipment, net	137	127
Other long-term assets	64	42

Total assets	$5,476	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$400	$249
Accrued liabilities	1,349	1,499
Deferred revenue	595	948

Total current liabilities	2,344	2,696
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	152,339	152,258
Accumulated other comprehensive income	—	—
Accumulated deficit	(149,207)	(148,427)

Total shareholders’ equity	3,132	3,831

Total liabilities and shareholders’ equity	$5,476	$6,527

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006

Revenue:
Licenses	$187	$462	$655	$1,253
Licenses subject to contract accounting	500	—	500	—
Services	690	680	1,395	1,545

Total revenue	1,377	1,142	2,550	2,798

Cost of revenue:
Licenses	31	19	62	40
Licenses subject to contract accounting	37	—	37	—
Services	214	182	393	422

Total cost of revenue	282	201	492	462

Gross profit	1,095	941	2,058	2,336

Operating expenses:
Research and development	457	619	930	1,201
Sales and marketing	618	979	1,235	2,054
General and administrative	325	479	702	1,084

Total operating expenses	1,400	2,077	2,867	4,339

Loss from operations	(305)	(1,136)	(809)	(2,003)
Interest and other income, net	4	40	29	65

Net loss	$(301)	$(1,096)	$(780)	$(1,938)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted-average number of shares used in computing basic and diluted net loss per share	41,314	41,250	41,311	41,181
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Operating Activities
Net loss	$(780)	$(1,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	75
Stock-based compensation	79	217
Changes in operating assets and liabilities:
Accounts receivable	751	246
Other current and non-current assets	4	(111)
Accounts payable and accrued liabilities	1	(134)
Deferred revenue	(353)	(86)
Non-current liabilities	—	(8)

Total adjustments	530	199

Net cash used in operating activities	(250)	(1,739)

Investing Activities
Proceeds from sales of short-term investments	2,068	2,154
Purchases of property and equipment	(58)	(38)

Net cash provided by investing activities	2,010	2,116

Financing Activities
Proceeds from issuance of Ordinary Shares	2	69

Net cash provided by financing activities	2	69

Net increase in cash and cash equivalents	1,762	446
Cash and cash equivalents at beginning of period	2,426	1,583

Cash and cash equivalents at end of period	$4,188	$2,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners, and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. BackWeb sells its products primarily to end users in a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force, resellers, OEMs and sales/marketing partners. The Company believes that its current cash, cash equivalents, and short-term investment balances will be sufficient to fund its operations for at least the next 12 months. However, since its inception, the Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future. In addition, the Company’s business may not go as planned and it might need to raise additional funds prior to the expiration of this period. If the Company decides to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition and because the Company’s Ordinary Shares have been delisted from he NASDAQ Capital Market. The Company may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute its existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to develop or enhance its products, respond to competitive pressures or grow its business, or the Company may be required to further reduce its expenditures, any of which could materially harm the Company’s business.
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
     If an arrangement to deliver software requires significant production, modification or customization of software, the Company accounts for the entire arrangement in conformity with Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts,” using the relevant guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In such an arrangement, BackWeb will recognize revenue and related costs of revenue using the percentage-of-completion method upon the completion of milestones.
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
     Net Loss Per Share — Basic net loss per share is calculated using the weighted-average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 5,624,842 and 6,067,211 at June 30, 2007 and 2006, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		Unaudited

Net loss	$(301)	$(1,096)	$(780)	$(1,938)

Basic and diluted:
Weighted-average shares	41,314	41,250	41,311	41,181
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted-average number of shares used in computing basic and diluted net loss per share	41,314	41,250	41,311	41,181

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

     Comprehensive Loss
     Comprehensive loss is equal to net loss.
     Stock-Based Compensation — BackWeb has equity incentive plans that provide for the grant of stock options to employees. In addition, the 1998 U.S. Stock Option Plan and 1996 Israel Stock Option Plan provide for the automatic grant of stock options to non-employee members of BackWeb’s board of directors. BackWeb also has an employee stock purchase plan, or ESPP, which enables employees to purchase BackWeb Ordinary Shares.
     Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) in the Condensed Consolidated Income Statements in connection with stock options and the ESPP for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		Unaudited

Stock options	$41	$110	$67	$217
ESPP	12	—	12	—

Total stock-based compensation expense	$53	$110	$79	$217

Income tax benefit	$—	$—	$—	$—

     Stock Options
     The exercise price of each stock option granted under BackWeb’s employee equity incentive plans is equal to or greater than the market price of BackWeb’s Ordinary Shares on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to BackWeb. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	NA*	None	NA*	None
Expected volatility	NA*	113%	NA*	113%
Risk-free interest rate	NA*	5.10%	NA*	4.85%
Expected life (in years)	NA*	6.25	NA*	6.25
Weighted-average fair value of options granted	$—	$0.72	$—	$0.57

*	Not applicable, as no stock options were granted during the six months ended June 30, 2007.
     Historical volatility was used in estimating the fair value of our stock-based awards, and the expected life was estimated to be 6.25 years using the simplified method permitted under SAB 107. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. BackWeb has not historically paid dividends, thus the expected dividends used in the calculation are zero.
     Employee Stock Purchase Plan
     Under the ESPP, substantially all employees may purchase BackWeb’s Ordinary Shares at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period, in an amount up to 15% of their annual compensation, subject to a limit in any six-month purchase period of 10,000 Ordinary Shares. The offering and purchase periods are six months in length, beginning March 1 and September 1, and run consecutively.
     Ordinary Shares issued under the ESPP for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
BackWeb shares issued under the ESPP	—	—	10	85
Cash received from the exercise of purchase rights under the ESPP	$—	$—	$2	$40
Weighted-average purchase price per share	$—	$—	$0.16	$0.47
     Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for the three and six months ended June 30, 2007 and June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	116%	215%	116%	111%
Risk-free interest rate	5.12%	5.11%	5.12%	4.84%
Expected life (in years)	0.5	0.5	0.5	0.5
Weighted average fair value of purchase rights granted	$0.08	$0.43	$0.08	$0.26
     Historical volatility was used in estimating the fair value of our ESPP purchase rights. The expected life assumption is based on the six-month offering period. The risk-free interest rate for the period within the expected life of the purchase right is based on the yield of United States Treasury notes in effect at the time of grant. There were no grants of purchase rights under the ESPP during the three months ended June 30, 2007.
Recent Accounting Pronouncements.

     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company does not plan to elect the fair value option that is permitted by SFAS 159, and as a result, the Company’s adoption of SFAS 159 on January 1, 2008 will have no effect on its consolidated financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     In July 2006, the FASB issued Financial Interpretation 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements, requires certain disclosures of uncertain tax matters, specifies how reserves for uncertain tax positions should be classified on the balance sheet, and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, became effective for the Company on January 1, 2007. The Company also adopted FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No.48” (“FSP FIN 48-1”) as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The Company’s adoption of FIN 48 and FSP FIN 48-1 had no effect on its consolidated financial position, results of operations and cash flows.
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

     If the settlement does not occur, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and the Company could be forced to incur substantial expenditures, even if it ultimately prevails. In the event there were an adverse outcome, the Company’s business could be harmed. Thus, the Company cannot be assured that this lawsuit will not materially and adversely affect its business, results of operations, or the price of its Ordinary Shares. The Company has not accrued any loss related to this litigation as it cannot reasonably estimate the probability or the amount of loss that could result from this action.
     Additionally, the Company was named in a judgment during September 2005 for approximately $550,000, based on an exchange rate of 1 Euro = 1.3475 U.S. dollars at June 30, 2007, in connection with a claim against its dormant French subsidiary. The judgment is related to a dispute between one of the Company’s former French distributors and one of the distributor’s end user customers. While the Company believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, it accrued approximately $300,000, or approximately one-half of the total judgment against the Company and the former distributor, in the third quarter of 2005.
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
Line of Credit
     In April 2007, the Company renewed its bank line of credit. The amended line of credit provides for borrowings of up to $1.5 million, compared to $500,000 under the previous line of credit agreement. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, requires payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. The line of credit will expire on June 30, 2008. There was no amount outstanding at June 30, 2007.
     Related to its leased office space in San Jose, California, the Company has an outstanding $225,000 letter of credit, which is included under the line of credit. This lease deposit is not a draw down of the line of credit and therefore does not bear interest. Any draw down of the line of credit would include interest at the Prime rate. The Company renewed the letter of credit in June 2007. The original letter of credit, which was established in October 2003, was in the amount of $500,000. An April 2006 facilities lease amendment permitted the reduction from $500,000 to $225,000.
Note 3. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	June 30, 2007			December 31, 2006
		Unrealized			Unrealized
		Gains	Estimated		Gains	Estimated
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
Unaudited

Money market	$—	$—	$—	$2,068	$—	$2,068

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	Unaudited

Revenue:
North America	$1,243	$972	$2,232	$2,216
Europe	134	170	318	582

	$1,377	$1,142	$2,550	$2,798

     In the three and six months ended June 30, 2007 and June 30, 2006, significant customers accounted for the following revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

Customer A	$593	43%	$54	5%	$639	25%	$72	3%
Customer B	—	0%	188	16%	—	0%	244	9%
Customer C	17	1%	150	13%	34	1%	150	5%
Customer D	8	1%	—	0%	276	11%	—	0%
Customer E	19	1%	—	0%	42	2%	315	11%
All other customers	740	54%	750	66%	1,559	61%	2,017	72%

	$1,377	100%	$1,142	100%	$2,550	100%	$2,798	100%

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
     Another important business objective is establishing strategic relationships with application vendors in these market segments. To this end we have worked with Oracle/Peoplesoft and with Salesforce.com to provide offline web solutions to customers of their respective applications. We have closed sales with multiple Oracle/Peoplesoft customers over the last year and we closed our first sale with a Salesforce.com related customer during the three months ended March 31, 2007. However, we may not derive significant revenue from our relationships with Oracle and with Salesforce.com and we may not be successful in establishing strategic relationships with application vendors in our target markets.
     In the last 12 months, our management has focused on cutting costs to better align our expenses with our recent revenue levels. However, our primary strategic objective is to find opportunities for revenue growth. We have focused so far on finding revenue growth opportunities in our current mobile web application market, selling solutions for custom enterprise applications and for our industry application partners as discussed above. To date, we have not achieved revenue growth in our current market, and we may never succeed in doing so. If management concludes that revenue growth opportunities are not available in our current market, management may decide to use our existing assets to develop new solutions and enter new markets, either alone or with partners.
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
     If an arrangement to deliver software requires significant production, modification, or customization of software, we account for the entire arrangement in conformity with Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (“ARB 45”), using the relevant guidance in Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). In such an arrangement, we will recognize revenue and related costs of revenue using the percentage-of-completion method upon the completion of milestones.
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
     Estimating Valuation Allowances and Accrued Liabilities, Including the Allowance for Doubtful Accounts
     Management continually reviews the collectibility of trade accounts receivable and the adequacy of the allowance for doubtful accounts against trade accounts receivable. Management specifically analyzes customer accounts, accounts receivable aging reports, history of bad debts, the business or industry sector to which the customer belongs, customer concentration, customer credit-worthiness, current economic trends, and any other pertinent factors. During the three months ended June 30, 2007, we began measuring our allowance our doubtful accounts by assessing the collectibility of each invoice receivable. Previously, we had measured the allowance as 100% of invoices which were aged 120 days or more, less known collectible invoices.
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

Results of Operations
     The following table sets forth our results of operations for the three and six months ended June 30, 2007 and 2006 expressed as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Licenses	14%	40%	26%	45%
Licenses subject to contract accounting	36%	0%	20%	0%
Services	50%	60%	55%	55%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	2%	2%	2%	1%
Licenses subject to contract accounting	3%	0%	1%	0%
Services	16%	16%	15%	15%

Total cost of revenue	20%	18%	19%	17%

Gross profit	80%	82%	81%	83%
Operating expenses:
Research and development	33%	54%	36%	43%
Sales and marketing	45%	86%	48%	73%
General and administrative	24%	42%	28%	39%

Total operating expenses	102%	182%	112%	155%

Loss from operations	-22%	-99%	-32%	-72%
Interest and other income, net	0%	4%	1%	2%

Net loss	-22%	-96%	-31%	-69%

Revenue
     We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator suite of products.
     We recognized revenue as follows in the three and six months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Revenue
Licenses	$187	$462	$(275)	-60%	$655	$1,253	$(598)	-48%
Licenses subject to contract accounting	500	—	500	—	500	—	500	—
Services	690	680	10	1%	1,395	1,545	(150)	-10%

Total revenue	$1,377	$1,142	$235	21%	$2,550	$2,798	$(248)	-9%

License Revenue, and License Revenue Subject to Contract Accounting
     For the three months ended June 30, 2007, license revenue combined with license revenue subject to contract accounting increased by 49% in comparison to the prior year period. For the six months ended June 30, 2007, license revenue combined with license revenue subject to contract accounting declined by 8% in comparison to the prior year period.
     During the three months ended June 30, 2007, we recognized $500,000 of revenue in connection with a source code license sale, which in the statement of operations is captioned as license revenue subject to contract accounting. We anticipate recognizing an additional $2.5 million of revenue from this sale during periods through 2009 if we are able to meet acceptance criteria later in 2007. Aside from that, we have limited visibility to forecast revenue, particularly our license revenue, and are therefore unable to quantify future overall trends in our total revenue.

Services Revenue
     Services revenue, which includes maintenance and consulting services, increased slightly for the three months and decreased for the six months ended June 30, 2007 when compared to the same periods in 2006. The services revenue decrease for the six months ended June 30, 2007 was due to reduced professional services demand after March 31, 2006.
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
     One customer accounted for 43% of our total revenue in the three months ended June 30, 2007 and 25% of our total revenue in the six months ended June 30, 2007, while another customer accounted for 11% of our total revenue for the six months ended June 30, 2007. Two customers accounted for 16% and 13% of our total revenue for the three months ended June 30, 2006, while another customer accounted for 11% of our total revenue for the six months ended June 30, 2006. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Cost of revenue
Licenses	$31	$19	$12	63%	$62	$40	$22	55%
Licenses subject to contract accounting	37	—	37	—	37	—	37	—
Services	214	182	32	18%	393	422	(29)	-7%

Total cost of revenue	$282	$201	$81	40%	$492	$462	$30	6%

% of revenue	20%	18%			19%	17%
Cost of License Revenue, and Cost of License Revenue Subject to Contract Accounting
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors. Cost of license revenue increased for the three months ended June 30, 2007 in comparison to the corresponding period in 2006 due to increased license revenue during the 2007 period. Cost of license revenue increased for the six months ended June 30, 2007 in comparison to the corresponding period in 2006 due to costs incurred in 2007 in connection with a strategic reseller relationship for which we have recognized minimal revenue.
     Cost of license revenue subject to contract accounting consists of expenses related to significantly modifying our software products to a customer’s specifications under contract with the customer. In such an arrangement, the expenses are charged to cost of revenue in the periods when the associated revenue is recognized. Cost of license revenue subject to contract accounting during the three months ended June 30, 2007 was in connection with a source code license agreement that we entered into in March 2007.
Cost of Service Revenue
     Cost of service revenue consists primarily of personnel and overhead-related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.
     Cost of service revenue increased for the three months ended June 30, 2007 in comparison to the same period in 2006 primarily due to increased professional services costs in relation to revenue. Cost of service revenue decreased for the six months ended June 30, 2007 in comparison to the same period in 2006 primarily due to a reduction in the number of our professional services employees as a result of the expense reduction measures that we have implemented.

Operating Expenses
Research and Development
     Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Research and development expense	$457	$619	$(162)	-26%	$930	$1,201	$(271)	-23%
% of revenue	33%	54%			36%	43%
     Research and development expense for the three and six months ended June 30, 2007 decreased in comparison to the prior year periods primarily due to reductions in facilities rent, stock-based compensation and employee compensation. Facilities rent declined as the result of a renegotiated facilities lease. Stock-based compensation declined as the result of older stock option grants becoming fully expensed. Employee compensation declined as the result of a 12% reduction in research and development headcount for the three months ended June 30, 2007 in comparison to the prior year period, and an 18% reduction for the six months ended June 30, 2007 in comparison to the prior year period.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Sales and marketing expense	$618	$979	$(361)	-37%	$1,235	$2,054	$(819)	-40%
% of revenue	45%	86%			48%	73%
     Sales and marketing expense during the three and six months ended June 30, 2007, decreased in comparison to the prior year periods primarily due to reductions in facilities rent, employee compensation, consultant fees, travel and recruiting. Facilities rent declined as the result of a renegotiated facilities lease. Employee compensation declined as the result of a 29% reduction in sales and marketing headcount for the three months ended June 30, 2007 in comparison to the prior year period, and a 30% reduction for the six months ended June 30, 2007 in comparison to the prior year period. Additionally in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of employees; we did not incur such costs for the same period in 2007.
     We consider maintaining a marketing presence and an effective sales organization to be important to the achievement of our strategic objectives. Though we intend to continually monitor expenses across the organization and continually strive for cost reductions, we will consider selective investments in sales and marketing where appropriate, particularly in connection with our realigned sales strategy and personnel towards our focus on selling to line of business executives as opposed to our previous focus on information technology, or IT, organizations.

General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services and legal, as well as the provision for doubtful accounts receivable.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

General and administrative expense	$325	$479	$(154)	-32%	$702	$1,084	$(382)	-35%
% of revenue	24%	42%			28%	39%
     General and administrative expense during the three and six months ended June 30, 2007 decreased in comparison to the prior year periods primarily due to reductions in facilities rent, bad debt expense and employee compensation, partially offset by an increase in outside services expenses. Facilities rent declined as the result of a renegotiated facilities lease. Bad debt expense consisted of credits of $82,000 and $123,000, respectively, for the three and six months ended June 30, 2007, compared to expense of $51,000 and $67,000, respectively, for the three and six months ended June 30, 2006. Bad debt expense was favorable in 2007 due to our improved collections experienced, which reduced our aged accounts receivable balances substantially during the three months ended June 30, 2007. In addition, we revised our method of measuring the allowance for doubtful accounts to specifically identify uncollectible invoices, whereas previously we had reserved all accounts receivable invoiced that were aged 120 days or more. Employee compensation declined as the result of 28% and 22% reductions in general and administrative headcount for the three and six month periods, respectively. Outside services expense increased due to an increase in financial printing and auditors’ fees and the incurrence of consultant fees for our Interim Chief Financial Officer.
Interest and Other Income (Expense), Net
     Interest and other income, net includes interest income earned on our cash, cash equivalents and short-term investments, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Interest and other income, net	$4	$40	$(36)	-90%	$29	$65	$(36)	-55%
% of revenue	0%	4%			1%	2%
     Interest and other income during the three and six months ended June 30, 2007 decreased in comparison to prior year periods, primarily due to 31% and 36% decreases, respectively, in our average balances of cash short-term investments. In addition, during the three months ended June 30, 2007, we realized a $23,000 foreign exchange loss, compared to a $7,000 foreign exchange loss for the year-earlier period, due to the impact of a decline in the value of the U.S. dollar on a foreign liability.
Income Taxes
     We adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007. We apply FIN 48 to each income tax position accounted for under SFAS 109, “Accounting for Income Taxes” at each financial statement reporting date. This process involves the assessment of whether each income tax position is more likely than not of being sustained based on its technical merits. In making this assessment, we must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, we then assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Any difference between the tax benefit recorded for financial statement purposes and the amount reflected in the tax return within income tax receivable, income tax payable, deferred tax assets or deferred tax liabilities would then be reported. All tax years are currently open for the U.S. operating entity until net operating losses are utilized or expire unused. The open tax year for the Israeli operating unit is 2005. The open tax year for the German operating unit is 2005. The cumulative effect of applying the provisions of FIN 48 and the adoption of FIN 48 and FSP FIN 48-1 did not have a material impact on our financial position, results of operations and cash flows.

     Our policy is to record any interest and/or penalties related to income tax matters in income tax expense. At June 30, 2007, we did not accrue any interest or penalties.
     There was no provision for income taxes because we have incurred operating losses. As of June 30, 2007, we had approximately $100 million of Israeli net operating loss carry forwards and $5 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2024. The Israeli net operating loss carry forwards have no expiration date.
Off-Balance Sheet Financings and Liabilities
     Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do provide standard indemnification agreements to our customers related to our product. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements. We will not incur any income tax obligations as a result of adopting FIN 48.
Liquidity and Capital Resources
     As of June 30, 2007, we had approximately $4.2 million of cash, cash equivalents and short-term investments, compared to approximately $4.5 million as of December 31, 2006.
     Net cash used in operating activities for the six months ended June 30, 2007 was $250,000, compared to $1.7 million for the six months ended June 30, 2006. The 2007 amount included the receipt of an initial $500,000 payment from a March 2007 multi-year license sale agreement.
     Cash provided by investing activities for the six months ended June 30, 2007 and 2006 was $2.0 million and $2.1 million, respectively, and primarily represented the net proceeds from sales of short-term investments to fund our operational needs.
     Cash provided by financing activities for the six months ended June 30, 2007 and 2006 was $2,000 and $69,000, respectively. These amounts consisted of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and under our 1998 Employee Stock Option Plan.
     In April 2007, we renewed our bank line of credit. The amended line of credit provides for up to $1.5 million, compared to $500,000 under the previous line of credit agreement. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, requires payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. The line of credit will expire on June 30, 2008. There was no amount outstanding at June 30, 2007.
     Related to our lease space in San Jose, California, we have an outstanding $225,000 letter of credit, which is included under the line of credit. This lease deposit is not a draw down of the line of credit and therefore does not bear interest. Any draw down of the line of credit would include interest at the Prime rate.
     As of June 30, 2007, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations.
     We believe that our current cash, cash equivalents, and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, since our inception we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our business may not go as planned and we might need to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition and because our Ordinary Shares have been delisted from the NASDAQ Capital Market. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business, or we may be required to further reduce our expenditures, any of which could materially harm our business.
Contractual Obligations
     The following summarizes our contractual obligations, which consisted solely of operating leases, at June 30, 2007 (in thousands):

Payments due by period:
2007	$269,000
2008	528,000
2009	473,000
2010	33,000

$1,303,000

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
Impact of Inflation and Currency Fluctuations
     Most of our sales are denominated in U.S. dollars. However, we incur a large portion of our costs from our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs not denominated in U.S. dollars will increase if the rate of inflation exceeds the devaluation of the foreign currency in comparison to the U.S. dollar or if the timing of such devaluations lags considerably behind inflation. Consequently, we are, and will be, affected by changes in the prevailing exchange rate. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we do business in Europe. To date these fluctuations have not been material.

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
Foreign Currency Exchange Rate Risk
     We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income/loss in our Consolidated Statements of Operations as a component of interest and other income, net. There were no forward contracts placed in the first six months of 2007 or 2006.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, due to the existence of two material weaknesses in our internal control over financial reporting identified by our independent registered public accounting firm in connection with its audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements. We did not maintain effective controls over the completeness and accuracy of our accounting for nonstandard transactions. These material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
     Changes in internal control over financial reporting. In connection with the material weaknesses described above, we have:
•	implemented a more detailed review of material agreements with our Board of Directors; and

•	instituted a review of material agreements with external industry professionals familiar with our business and market.
     We believe that these corrective actions, taken as a whole, will mitigate the control deficiencies identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management determines appropriate.

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
     If the settlement does not occur, and litigation against us continues, we believe we have meritorious defenses and intend to defend the case vigorously. However, the results of any litigation are inherently uncertain and can require significant management attention, and we could be forced to incur substantial expenditures, even if we ultimately prevail. In the event there were an adverse outcome, our business could be harmed. Thus, we cannot assure you that this lawsuit will not materially and adversely affect our business, results of operations, or the price of our Ordinary Shares. We have not accrued any loss related to this litigation as we cannot reasonably estimate the probability or the amount of loss that could result from this action.
     Additionally, we were named in a judgment during September 2005 for approximately $550,000, based on an exchange rate of 1 Euro = 1.3475 U.S. dollars at June 30, 2007, in connection with a claim against our dormant French subsidiary. The judgment is related to a dispute between a former French distributor of ours and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $300,000, or approximately one-half of the total judgment against us and the former distributor, in the third quarter of 2005.
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
     Since our inception, we have not achieved profitability and we expect to continue to incur net losses. We incurred net losses of $780,000 for the six months ended June 30, 2007, $3.7 million for the year ended December 31, 2006 and $1.0 million for the year ended December 31, 2005. As of June 30, 2007, we had an accumulated deficit of $149.2 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2007 and into 2008. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, and we may not be able to do so. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors may adversely affect the market price of our Ordinary Shares.
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
Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and we may seek to develop new solutions and enter new markets.
     Our current business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2006, which continued in the first half of 2007, we need to realize additional growth during the remainder of 2007 and beyond or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. If demand for our OAS product does not significantly increase, as a result of competition, technological change or other factors, management may decide to use our existing assets to develop new solutions and enter new markets, either alone or with partners. We cannot assure you that we would succeed in any such efforts to develop new solutions or enter new markets.
A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our share price.
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements, our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. As more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, these material weaknesses in our internal control over financial reporting related to adjustments proposed by our independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.

     As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of each of September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007.
     We cannot assure you that the measures we have taken and intend to take to remediate these material weaknesses, as more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Our independent registered public accounting firm has not evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses. In addition, our former Chief Financial Officer, Ken Holmes left BackWeb in May 2007, and, although we have hired an interim Chief Financial Officer, we are conducting a search for his long-term replacement. The departure of Mr. Holmes and the uncertainty regarding his long-term replacement will likely make it even more difficult for us to remediate the material weaknesses and implement and maintain effective internal control over financial reporting. Our failure to remediate the material weaknesses and successfully implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price, and our business and operating results could be harmed.
     In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. PCAOB Auditing Standard No. 5 provides the professional standards and related performance guidance for independent registered public accounting firms to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.
     We are in the process of developing system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, and those weaknesses are not appropriately remediated prior to December 31, 2007, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.
     While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new PCAOB Auditing Standard No. 5. If we are not able to comply with the requirements of Section 404 in a timely manner, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price, and our business and operating results could be harmed.
Our financial performance and workforce reductions may adversely affect the morale and performance of our personnel and our ability to hire new personnel.
     In connection with the evolution of our business model and in order to reduce our cash expenses, we have adopted a number of changes in personnel, including significant workforce reductions. The changes in personnel may adversely affect morale and our ability to attract and retain key personnel. In addition, the current trading levels of our Ordinary Shares have decreased the value of many of the stock options granted to employees pursuant to our stock option plan. Furthermore, the economic environment in Israel and the U.S. has improved, making it more challenging to retain our employees. As a result of these and other factors, we have experienced an increased level of employee departures and our remaining personnel may seek employment with larger, more established companies or companies they perceive to have better prospects. For example, our former Chief Financial Officer, Ken Holmes, left BackWeb in May 2007 to join another software company. If we continue to experience employee departures, our revenue could decline and our operations in general could be impacted. None of our officers or other key employees is bound by an employment agreement for any specific term. Our relationships with these officers and key employees are at will. Moreover, we do not have “key person” life insurance policies covering any of our employees.
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
     We may desire to increase our product line or seek additional markets to sell our technology. As a result, we might need to raise additional capital to fund expansion, product development, acquisitions or working capital. This need may arise sooner than we anticipate if our revenue does not grow in line with our expectations, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition and because our Ordinary Shares have been delisted from the NASDAQ Capital Market. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.
     To date, our average engagement with our customers has typically required between 3 and 12 months for the customer to evaluate our products before making a purchasing decision. The long, and often unpredictable, sales and implementation cycles for our products have caused, and may continue to cause, our license revenue and operating results to vary significantly from period to period. For example, our license revenue for the third quarter of 2006 was significantly lower than the third quarter of 2005 in part due to the fact that certain larger opportunities with customers were initiated via pilot projects in which the customers made smaller initial investments in order to evaluate whether or not to purchase additional licenses for full deployment. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products with no guarantee that such investment will result in a sale. Even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.
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
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended June 30, 2007, we derived approximately 43% of our license revenue from sales to one customer. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.

If we lose a major customer, or if we fail to meet the acceptance criteria under a source code license that we entered into during the first quarter of 2007, our revenue would suffer.
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. For example, for the year ended December 31, 2006, our two largest customers accounted for 21% of our total revenue, and during the three months ended June 30, 2007, one customer accounted for $593,000, or 43% of our total revenue, $500,000 of which we recognized in connection with a source code license sale that we entered into during the first quarter of 2007. We expect to recognize an additional $2.5 million from this sale during periods through 2009 in the event we are able to meet acceptance criteria later in 2007. However, we might fail to meet the acceptance criteria under the source code license in a timely manner or at all, which would result in us not being able to recognize any additional revenue from this license sale. In addition, if we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would suffer.
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
     For example, Adobe and Google have recently introduced products that enable offline web application functionality, and these products will likely be competitive to our products in certain markets. Both Adobe and Google have significantly greater brand and name recognition, larger and broader customer bases and greater financial, research and development and distribution resources than we do. Consequently, we may not be able to compete successfully against their new product offerings. In addition, IBM previously announced product plans addressing segments of the offline Web application market segment served by our OAS product. If such companies enter our market segments, we may not be able to compete successfully, and competitive pressures may harm our business.
Failure to develop key strategic relationships could limit our growth
     We are seeking to grow our business by establishing strategic relationships with application vendors in our target markets. However, we have not generated significant revenues to date from these efforts and we cannot assure you that we will ever derive significant revenue from our current strategic relationships or that we will succeed in establishing new strategic relationships. If we fail to develop successful strategic relationships with application vendors in our target markets, our growth could be limited. In addition, even if we are successful in establishing such strategic relationships, one or more of these companies may develop or market competing products.
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
     The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2004, 2005, 2006 and the first half of 2007, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
Factors outside our control may cause the timing of our license revenue to vary from quarter-to-quarter, possibly adversely affecting our operating results.
     We recognize license revenue when persuasive evidence of an arrangement exists, the product has been delivered, the license fee is fixed or determinable, and collection of the fee is probable. If an arrangement requires acceptance testing or specialized professional services, recognition of the associated license and service revenue would be delayed. The timing of the commencement and completion of these services is subject to factors that may be beyond our control, such as access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. If new or existing customers have difficulty deploying our products or require significant amounts of our professional services support for specialized features, our revenue recognition could be further delayed and our costs could increase, causing increased variability in our operating results. In connection with a source code license sale to one of our customers, we are currently working to obtain the customer’s acceptance, which we expect to result in $2.5 million of revenue through 2009. If such acceptance were not to occur, we would forego the anticipated revenue.
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
     Revenue from customers outside the United States represented $318,000, or 12% of our total revenue, for the six months ended June 30, 2007, and $1.1 million, or 23% of our total revenue, for the year ended December 31, 2006. Even though we have decreased our international presence, our international operations will continue to be subject to a number of risks, including, but not limited to:
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
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and The NASDAQ Stock Market, have required changes in some of our corporate governance and accounting practices and caused our Ordinary Shares to be delisted from the NASDAQ Capital Market. We expect these laws, rules, and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time consuming and costly. These rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly on our audit committee, or as executive officers.
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
     Under Israeli law, we are required to obtain an Israeli government license to engage in research and development and the export of the encryption technology incorporated in our products. Our current government license to engage in these activities expires in May 2008. Our research and development activities in Israel, together with our ability to export our products out of Israel, would be limited if the Israeli government revokes our current license, our current license is not renewed, our license fails to cover the scope of the technology in our products, or Israeli law regarding research and development or export of encryption technologies were to change.
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
     In May 2006, The NASDAQ Stock Market implemented a change in its continued listing requirements to stipulate that non-U.S. companies must now comply with NASDAQ Marketplace Rule 4320(e)(2)(E)(i), which states that the closing per share bid price of NASDAQ listed companies must be at or above at $1.00. Because we did not regain compliance with this minimum per share bid price requirement by the deadline imposed by NASDAQ, we were delisted from the NASDAQ Capital Market in January 2007. Our Ordinary Shares are now listed and traded on the OTC Bulletin Board, and the trading market for our Ordinary Shares, and the ability of our shareholders to trade our shares and obtain liquidity for their shares, may have been significantly impaired. As a result, the market price of our Ordinary Shares may continue to decline significantly.
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
     Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 26% of our outstanding Ordinary Shares as of June 30, 2007. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.
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

Exhibit
No	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Interim Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ MICHAEL HERRINTON

Michael Herrinton
Date: August 14, 2007		Interim Chief Financial Officer
(Mr. Herrinton is the Principal Financial
Officer and has been duly authorized to
sign on behalf of Registrant.)

EXHIBIT INDEX

Exhibit
No	Description

31.1	Certification of BackWeb’s Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of BackWeb’s Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of BackWeb’s Chief Executive Officer and Interim Chief Financial Officer