Form 10-Q
period 2007-09-30
BACKWEB TECHNOLOGIES LTD
filed 2007-11-14
CIK 1082064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          The registrant had 41,333,704 Ordinary Shares outstanding as of November 1, 2007.

BACKWEB TECHNOLOGIES LTD.
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
Cautionary Statement Regarding Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. For example, our statements regarding revenue and expense trend expectations, including our expectation of recognizing an additional $2.0 million in revenue from a source code license sale during periods through 2009, in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “projects,” “plans,” “estimates,” or similar expressions may identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, as they involve many risks and uncertainties. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include those discussed in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors.” Forward-looking statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date of this report. Except as required by law, we undertake no obligation to issue any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,221	$2,426
Short-term investments	—	2,068
Accounts receivable, net of allowance for doubtful accounts of $55 and $329, respectively	1,052	1,369
Other current assets	434	495

Total current assets	4,707	6,358
Property and equipment, net	119	127
Other non-current assets	52	42

Total assets	$4,878	$6,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109	$249
Accrued liabilities	1,393	1,499
Deferred revenue	427	948

Total current liabilities	1,929	2,696
Commitments and contingencies (Note 2)
Shareholders’ equity:
Ordinary Shares	152,364	152,258
Accumulated deficit	(149,415)	(148,427)

Total shareholders’ equity	2,949	3,831

Total liabilities and shareholders’ equity	$4,878	$6,527

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Licenses	$199	$61	$854	$1,314
Licenses subject to contract accounting	500	—	1,000	—
Services	672	663	2,067	2,208

Total revenue	1,371	724	3,921	3,522

Cost of revenue:
Licenses	29	26	91	66
Licenses subject to contract accounting	39	—	76	—
Services	142	149	535	571

Total cost of revenue	210	175	702	637

Gross profit	1,161	549	3,219	2,885

Operating expenses:
Research and development	397	541	1,327	1,742
Sales and marketing	593	928	1,828	2,982
General and administrative	370	699	1,072	1,783

Total operating expenses	1,360	2,168	4,227	6,507

Loss from operations	(199)	(1,619)	(1,008)	(3,622)
Interest and other income (loss), net	(9)	56	20	121

Net loss	$(208)	$(1,563)	$(988)	$(3,501)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted-average number of shares used in computing basic and diluted net loss per share	41,320	41,279	41,314	41,232
The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Operating Activities
Net loss	$(988)	$(3,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	117
Stock-based compensation	102	314
Changes in operating assets and liabilities:
Accounts receivable	317	832
Other current and non-current assets	51	(108)
Accounts payable and accrued liabilities	(246)	(174)
Deferred revenue	(521)	(102)

Total adjustments	(228)	879

Net cash used in operating activities	(1,216)	(2,622)

Investing Activities
Net proceeds from sales of short-term investments	2,068	3,658
Purchases of property and equipment	(62)	(61)

Net cash provided by investing activities	2,006	3,597

Financing Activities
Proceeds from issuance of Ordinary Shares	5	75

Net cash provided by financing activities	5	75

Net increase in cash and cash equivalents	795	1,050
Cash and cash equivalents at beginning of period	2,426	1,583

Cash and cash equivalents at end of period	$3,221	$2,633

The accompanying notes are an integral part of the condensed consolidated financial statements.

BACKWEB TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization — BackWeb Technologies Ltd. was incorporated under the laws of Israel in August 1995 and commenced operations in November 1995. BackWeb Technologies Ltd., together with its subsidiaries (collectively, “BackWeb” or the “Company”), is a provider of offline Web infrastructure and application-specific software that enables companies to extend the reach of their Web assets to the mobile community of their customers, partners and employees. The Company’s products address the need of mobile users who are disconnected from a network to access and transact with critical enterprise Web content, such as sales tools, forecast management, contact lists, service repair guides, expense report updates, pricing data, time sheets, collaboration sessions, work orders, and other essential documents and applications. The Company’s products are designed to reduce network costs and improve the productivity of increasingly mobile workforces. BackWeb sells its products primarily to end users in a variety of industries, including the telecommunications, financial and computer industries, through its direct sales force and sales and marketing partners. The Company believes that its current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months. However, since its inception, the Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future. In addition, the Company’s business may not go as planned and it might need to attempt to raise additional funds prior to the end of the next 12 months. If the Company decides to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to the Company’s financial condition and because the Company’s Ordinary Shares have been delisted from the NASDAQ Capital Market. The Company may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute its existing shareholders. If the Company cannot raise needed funds on acceptable terms, or at all, it may not be able to maintain a significant portion of its workforce or otherwise maintain its business.
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
     Revenue Recognition — The Company derives revenue primarily from software license fees, maintenance service fees, consulting services paid to the Company directly by corporate customers, and to a lesser extent, from royalty fees from OEMs. Royalty revenue is recognized when reported to the Company by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right of OEMs and other distributors to use the Company’s products. Royalties are classified by product in the applicable revenue category; license royalties are classified in license revenue and royalties from maintenance arrangements are classified as maintenance revenue. As described below, management estimates must be made and used in connection with the revenue the Company recognizes in any accounting period.
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
     At the time of each transaction, the Company assesses whether the fee associated with a license sale is fixed or determinable. If the fee is not fixed or determinable, the Company recognizes revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, the Company compares the payment terms of the transaction to its normal payment terms. The Company assesses the likelihood of collection based on a number of factors, including past transaction history, the creditworthiness of the customer and, in some instances, a review of the customer’s financial statements. The Company does not request collateral from its customers. If creditworthiness cannot be established, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.
     Service revenue is primarily comprised of revenue from standard maintenance agreements and consulting services. Customers licensing products generally purchase the standard annual maintenance agreement for the products. The Company recognizes revenue from maintenance over the contractual period of the maintenance agreement. Maintenance is priced as a percentage of the license revenue. For those agreements where the maintenance and license is quoted as one fee, the Company values the maintenance as an undelivered element at standard rates and recognizes this revenue over the contractual maintenance period. Consulting services are billed at an agreed-upon rate, plus out-of-pocket expenses. The Company generally charges for its consulting services on a time and materials basis and recognizes revenue from such services as they are provided to the customer. The Company accounts for fixed fee service arrangements in a similar manner to an agreement containing an acceptance clause. The Company’s arrangements do not generally include acceptance clauses. However if an acceptance provision exists, then the Company defers revenue recognition until it has received written acceptance of the product from the customer.
     Deferred revenue includes amounts billed to customers for which revenue has not been recognized.
     Net Loss Per Share — Basic net loss per share is calculated using the weighted-average number of Ordinary Shares outstanding during each period. Diluted net loss per share is computed based on the weighted-average number of Ordinary Shares outstanding during the period plus potentially dilutive Ordinary Shares considered outstanding during the period in accordance with Statement of Financial Accounting Standard (“SFAS”) 128, “Earnings per Share.” The total number of Ordinary Shares subject to outstanding options excluded from the diluted net loss per share calculation because they would be considered anti-dilutive was 4,731,125 and 5,974,974 at September 30, 2007 and 2006, respectively.

     The following table presents the calculation of the basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	Unaudited

Net loss	$(208)	$(1,563)	$(988)	$(3,501)

Basic and diluted:
Weighted-average shares	41,320	41,279	41,314	41,232
Less weighted-average shares subject to forfeiture	—	—	—	—

Weighted-average number of shares used in computing basic and diluted net loss per share	41,320	41,279	41,314	41,232

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

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
     Stock-based compensation expense and the related income tax benefit recognized under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) and Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) in the Condensed Consolidated Income Statements in connection with stock options and the ESPP for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	Unaudited

Stock options	$22	$97	$89	$314
ESPP	1	—	13	—

Total stock-based compensation expense	$23	$97	$102	$314

Income tax benefit	$—	$—	$—	$—

      Stock Options
      The exercise price of each stock option granted under BackWeb’s employee equity incentive plans is equal to or greater than the market price of BackWeb’s Ordinary Shares on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to BackWeb. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average grant date fair value of options granted and the weighted-average assumptions used in the model for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	119%	122%	119%	114%
Risk-free interest rate	4.47%	4.59%	4.47%	4.81%
Expected life (in years)	6.25	6.25	6.25	6.25
Weighted-average fair value of options granted	$0.15	$0.41	$0.15	$0.55
      Historical volatility was used in estimating the fair value of our stock-based awards, and the expected life was estimated to be 6.25 years using the simplified method permitted under SAB 107. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. BackWeb has not historically paid dividends, and thus the expected dividends used in the calculation are zero.
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
          Ordinary Shares issued under the ESPP for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
BackWeb shares issued under the ESPP	20,000	41,623	29,710	126,656
Cash received from the exercise of purchase rights under the ESPP	$2,800	$14,152	$4,354	$54,117
Weighted-average purchase price per share	$0.14	$0.34	$0.15	$0.43
     Compensation expense is calculated using the fair value of the employees’ purchase rights using the Black-Scholes option pricing model. The weighted-average grant date fair value of purchase rights granted under the ESPP and the weighted-average assumptions used in the model for the three and nine months ended September 30, 2007 and September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	89%	215%	94%	111%
Risk-free interest rate	5.12%	5.11%	5.12%	4.84%
Expected life (in years)	0.50	0.50	0.50	0.50
Weighted-average fair value of purchase rights granted	$0.07	$0.43	$0.09	$0.26
     Historical volatility was used in estimating the fair value of our ESPP purchase rights. The expected life assumption is based on the six-month offering period. The risk-free interest rate for the purchase right is based on the yield of United States Treasury notes in effect at the time of grant, for the same duration as the expected life of the purchase right.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies only to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company does not plan to elect the fair value option that is permitted by SFAS 159, and as a result, the adoption of SFAS 159 on January 1, 2008 will have no effect on the Company’s consolidated financial position, results of operations and cash flows.
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company currently recognizes these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.
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
     Additionally, the Company was named in a judgment during September 2005 for approximately $586,000, based on an exchange rate of 1 Euro = 1.4272 U.S. dollars at September 30, 2007, in connection with a claim against its dormant French subsidiary. The judgment is related to a dispute between one of the Company’s former French distributors and one of the distributor’s end user customers. While the Company believes it has additional defenses against the claim and will ultimately not be responsible for payments under the judgment, it accrued approximately $300,000, or approximately one-half of the total judgment against the Company and the former distributor, in the third quarter of 2005.
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
Line of Credit
     In April 2007, the Company renewed its bank line of credit. The amended line of credit provides for borrowings of up to $1.5 million, compared to $500,000 under the previous line of credit agreement. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of the Company’s assets. The line requires that the Company meet certain financial covenants, requires payment penalties for noncompliance and prepayment, limits the amount of other debt the Company can incur, and limits the amount of spending on fixed assets. The line of credit will expire on June 30, 2008. There was no amount outstanding at September 30, 2007.
     Related to its leased office space in San Jose, California, the Company has an outstanding $225,000 letter of credit, which is included under the line of credit. This lease deposit is not a draw down of the line of credit and therefore does not bear interest. Any draw down of the line of credit would bear interest at the Prime rate. The Company renewed the letter of credit in June 2007. The original letter of credit, which was established in October 2003, was in the amount of $500,000. An April 2006 facilities lease amendment permitted the reduction from $500,000 to $225,000.
Note 3. Short-Term Investments
     The following is a summary of the Company’s available-for-sale marketable securities (in thousands):

	September 30, 2007			December 31, 2006
		Unrealized			Unrealized
		Gains	Estimated		Gains	Estimated
	Cost	(Losses)	Fair Value	Cost	(Losses)	Fair Value
Unaudited
Money market	$—	$—	$—	$2,068	$—	$2,068
Note 4. Segments and Geographic Information
     BackWeb operates in one industry segment, the development, marketing and sales of network application software. Operations in Israel are primarily related to research and development. Operations in North America and Europe include sales and marketing and administration. By early 2008, BackWeb plans to move its financial reporting function to Israel.
The following is a summary of operations within geographic areas based on the location of the customer (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		Unaudited

Revenue:
North America	$1,165	$599	$3,397	$2,815
Europe	206	125	524	707

	$1,371	$724	$3,921	$3,522

     In the three and nine months ended September 30, 2007 and September 30, 2006, significant customers accounted for the following revenues:

	Three Months Ended September				Nine Months Ended September
	30,				30,
	2007		2006		2007		2006
		% of		% of		% of		% of
	$	Total	$	Total	$	Total	$	Total

Customer A	$521	38%	$21	3%	$1,160	30%	$93	3%
Customer B	211	15%	—	0%	226	6%	—	0%
Customer C	30	2%	—	0%	281	7%	6	0%
Customer D	19	1%	47	6%	163	4%	322	9%
Customer E	15	1%	15	2%	57	1%	356	10%
Customer F	8	1%	6	1%	284	7%	6	0%
All other customers	567	41%	635	88%	1,750	45%	2,739	78%

	$1,371	100%	$724	100%	$3,921	100%	$3,522	100%

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
     The BackWeb Offline Access Server (OAS) is designed to integrate with Web applications in any Web-based architecture, including portal frameworks, intranets, and Websites, so the applications may be used by users who are frequently disconnected from the network. Its two-way synchronization capability enables people to access content from, publish to and conduct transactions on Web applications while disconnected, enabling the productive combination of fully-featured enterprise applications and mobile use cases. This can be less expensive and easier to implement than the alternative of writing special client-server applications or alternate web-based versions of the applications for use by mobile personnel. Our solution is an alternative to wireless connectivity to enterprise web systems or a complement to such connectivity when wireless coverage is not adequate to meeting the needs of mobile workers or is not economically feasible.
     Using HTML-type tags (called Offline Tagging Markup Language, or OTML), our customers can offline-enable their Websites and portals without rewriting code, creating an offline end-user experience that is essentially the same as the online user experience. The BackWeb Polite Sync Server, formerly known as BackWeb Foundation, uses network-sensitive background content delivery that is designed to deliver large amounts of data without impacting the performance of other network applications. This allows organizations to efficiently target and deliver sizeable digital data to users’ desktops throughout the extended enterprise. The Polite Sync Server utilizes our patented polite synchronization technology that is designed to distribute large amounts of data over very good or very low quality network connections.
     We derive revenue from licensing our products and from maintenance, consulting and training services. Our products are marketed worldwide primarily through our direct sales force. We also have generated revenue through business partners via co-sales/marketing partners. Since 2002, our direct sales force has accounted for a significant majority of our revenue.
     Enterprise applications have migrated almost entirely to Web-based architectures, and with the advancement of Service Oriented Architectures, Web services and composite applications. We believe that the Web-based enterprise architecture is becoming the foundation upon which the majority of business processes will be enabled or automated. Concurrently, professional workers are becoming increasingly mobile, accomplishing their work on laptops while they work with customers, partners and in remote work environments. In their mobile work, they are often connected via wireless networking but various workers require their key applications to be always available, even between wireless connections or where wireless connections are not available.
     We seek to identify and penetrate the application and industry market segments for which the need for mobile Web application usage is most acute. Key applications include e-learning, human resources talent management/performance management, CRM, knowledge management, clinical trials and content portals. Key industry segments include pharmaceuticals, manufacturing and consulting.

     Our primary objective in the offline web market is to achieve positive operating cash flows by focusing on markets where the need for offline web applications is least impacted by increasing use of wireless connectivity. We have to date focused on finding revenue growth opportunities in our current mobile web application market, selling solutions for custom enterprise applications and for our industry application partners. We have experienced mixed results in our relationships with our application partnerships, as only some have been productive and produce revenue. Finding the right mix of these application partners is one objective for management. To date, we have not achieved revenue growth in our current market, and we may never succeed in doing so. Due to the limits of our current market, we are actively investigating using our existing assets to enter new markets with partners.
Critical Accounting Policies
     Our critical accounting policies are as follows:
•	Revenue recognition; and

•	Estimating valuation allowances and accrued liabilities, including the allowance for doubtful accounts.
     Revenue Recognition
     We derive revenue primarily from software license fees, maintenance service fees, and consulting services paid to us directly by corporate customers, and to a lesser extent, from royalty fees from OEMs. Royalty revenue is recognized when reported to us by the OEM after delivery of the applicable products. In addition, royalty revenue can arise from the right of OEMs and other distributors to use our products. Royalties are classified by product in the applicable revenue category; license royalties are classified in license revenue and royalties from maintenance arrangements are classified as maintenance revenue. As described below, management estimates must be made and used in connection with the revenue we recognize in any accounting period.
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
     At the time of each transaction, we assess whether the fee associated with our license sale is fixed or determinable. If the fee is not fixed or determinable, we recognize revenue as payments become due from the customer provided that all other revenue recognition criteria have been met. In determining whether the fee is fixed or determinable, we compare the payment terms of the transaction to our normal payment terms. We assess the likelihood of collection based on a number of factors, including past transaction history, the creditworthiness of the customer and, in some instances, a review of the customer’s financial statements. We do not request collateral from our customers. If creditworthiness cannot be established, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.
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

Results of Operations
     The following table sets forth our results of operations for the three and nine months ended September 30, 2007 and 2006 expressed as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Licenses	15%	8%	22%	37%
Licenses subject to contract accounting	36%	0%	26%	0%
Services	49%	92%	53%	63%

Total revenue	100%	100%	100%	100%
Cost of revenue:
Licenses	2%	4%	2%	2%
Licenses subject to contract accounting	3%	0%	2%	0%
Services	10%	21%	14%	16%

Total cost of revenue	15%	24%	18%	18%

Gross profit	85%	76%	82%	82%
Operating expenses:
Research and development	29%	75%	34%	49%
Sales and marketing	43%	128%	47%	85%
General and administrative	27%	97%	27%	51%

Total operating expenses	99%	299%	108%	185%

Loss from operations	-15%	-224%	-26%	-103%
Interest and other income (loss), net	-1%	8%	1%	3%

Net loss	-15%	-216%	-25%	-99%

Revenue
     We derive revenue from licensing and providing maintenance and consulting services for our BackWeb Offline Access Server (OAS), BackWeb Polite Sync Server, and BackWeb e-Accelerator suite of software products.
     We recognized revenue as follows in the three and nine months ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Revenue
Licenses	$199	$61	$138	226%	$854	$1,314	$(460)	-35%
Licenses subject to contract accounting	500	—	500	—	1,000	—	1,000	—
Services	672	663	9	1%	2,067	2,208	(141)	-6%

Total revenue	$1,371	$724	$647	89%	$3,921	$3,522	$399	11%

License Revenue, and License Revenue Subject to Contract Accounting
     For the three months ended September 30, 2007, license revenue combined with license revenue subject to contract accounting increased by 1,046% in comparison to the prior year period. For the nine months ended September 30, 2007, license revenue combined with license revenue subject to contract accounting increased by 41% in comparison to the prior year period.
     During the three months ended September 30, 2007, we recognized $500,000 of revenue in connection with a source code license sale, which in the statement of operations is captioned within revenue as licenses subject to contract accounting. During the three months ended September 30, 2007, we obtained final acceptance from this customer, which per the contract will trigger an additional $2.0 million of revenue from this sale during periods through 2009. Aside from that, we have limited visibility to forecast revenue, particularly our license revenue, and are therefore unable to quantify future overall trends in our total revenue.

Services Revenue
     Services revenue, which includes maintenance and consulting services, increased slightly for the three months and decreased for the nine months ended September 30, 2007 when compared to the same periods in 2006. The services revenue decrease for the nine months ended September 30, 2007 was due to reduced professional services demand after March 31, 2006.
     We expect that maintenance revenue associated with our older products will continue to decrease, offset in part by an increase in maintenance revenue associated with BackWeb OAS. Any increase in maintenance revenue from BackWeb OAS, however, is dependent upon an absolute dollar level increase in license revenue from that product, which may not occur. Further, while we expect consulting revenue to remain relatively flat over the remainder of 2007, this too is dependent on increased license sales of our BackWeb OAS.
     For the three and nine months ended September 30, 2007, one customer accounted for 38% and 30%, respectively, of our total revenue, while another customer accounted for 15% and 6%, respectively. For the three and nine months ended September 30, 2006, one customer accounted for 2% and 10% of our total revenue, respectively. We expect that a small number of customers will continue to account for a substantial portion of our total revenue for the foreseeable future and revenue from one or more of these customers may represent more than 10% of our total revenue in future periods.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Cost of revenue
Licenses	$29	$26	$3	12%	$91	$66	$25	38%
Licenses subject to contract accounting	39	—	39	—	76	—	76	—
Services	142	149	(7)	-5%	535	571	(36)	-6%

Total cost of revenue	$210	$175	$35	20%	$702	$637	$65	10%

% of revenue	15%	24%			18%	18%
Cost of License Revenue and Cost of License Revenue Subject to Contract Accounting
     Cost of license revenue consists primarily of expenses related to media duplication, packaging of products and royalty payables to OEM vendors. Cost of license revenue increased for the three months ended September 30, 2007 in comparison to the corresponding period in 2006 due to increased license revenue during the 2007 period. Cost of license revenue increased for the nine months ended September 30, 2007 in comparison to the corresponding period in 2006 due to costs incurred in 2007 in connection with a strategic reseller relationship for which we have recognized minimal revenue.
     Cost of license revenue subject to contract accounting consists of expenses related to significantly modifying our software products to a customer’s specifications under contract with the customer. In such an arrangement, the expenses are charged to cost of revenue in the periods when the associated revenue is recognized. Cost of license revenue subject to contract accounting during the three and nine months ended September 30, 2007 was in connection with a source code license agreement that we entered into in March 2007.
Cost of Services Revenue
     Cost of services revenue consists primarily of personnel and overhead-related expenses of our customer support and professional service organizations, including related expenses of BackWeb consultants, third party consultants, and contractors.
     For the three months ended September 30, 2007, cost of services revenue was 21% of services revenue, compared to 22% for the same period in 2006. For the nine months ended September 30, 2007, cost of services revenue was 28% of services revenue, compared to 26% for the same period in 2006.

Operating Expenses
Research and Development
     Research and development expenses consist of personnel, equipment and supply costs for our development efforts. We charge these expenses to operations as they are incurred. We operate our research and development facilities in Israel.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Research and development expense	$397	$541	$(144)	-27%	$1,327	$1,742	$(415)	-24%
% of revenue	29%	75%			34%	49%
     Research and development expense for the three and nine months ended September 30, 2007 decreased in comparison to the prior year periods primarily due to reductions in facilities rent and employee compensation. Facilities rent declined as the result of a renegotiated facilities lease. Employee compensation declined as the result of a 7% reduction in research and development headcount for the three months ended September 30, 2007 in comparison to the prior year period, and a 15% reduction for the nine months ended September 30, 2007 in comparison to the prior year period.
     We plan to carefully evaluate research and development costs in light of anticipated demand for our products.
Sales and Marketing
     Sales and marketing expenses consist of personnel and related costs for our direct sales force, product management, marketing, business development and operations management employees, together with the costs of marketing programs, including trade shows and other related direct expenses and general overhead.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Sales and marketing expense	$593	$928	$(335)	-36%	$1,828	$2,982	$(1,154)	-39%
% of revenue	43%	128%			47%	85%
     Sales and marketing expense during the three and nine months ended September 30, 2007 decreased in comparison to the prior year periods primarily due to reductions in facilities rent, employee compensation and severance, consultant fees and recruiting. Facilities rent declined as the result of a renegotiated facilities lease. Employee compensation declined as the result of 29% and 30% reductions in sales and marketing headcount for the three and nine months ended September 30, 2007, respectively, in comparison to the prior year periods. Additionally in the first quarter of 2006, we recognized approximately $100,000 of one-time separation costs related to the termination of employees; we did not incur such costs in 2007.
     We plan to carefully evaluate sales and marketing costs in light of anticipated demand for our products.
General and Administrative
     General and administrative expenses consist primarily of personnel and related costs and outside services for general corporate functions, including finance, accounting, general management, human resources, information services and legal, as well as the provision for doubtful accounts receivable.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

General and administrative expense	$370	$699	$(329)	-47%	$1,072	$1,783	$(711)	-40%
% of revenue	27%	97%			27%	51%
     General and administrative expense during the three and nine months ended September 30, 2007 decreased in comparison to the prior year periods primarily due to reductions in bad debt expense, facilities rent, employee compensation and stock-based compensation, partially offset by an increase in outside services expenses. Bad debt expense consisted of $0 and a credit of $123,000, respectively, for the three and nine months ended September 30, 2007, compared to expense of $167,000 and $233,000, respectively, for the three and nine months ended September 30, 2006. Bad debt expense was favorable in 2007 due to our improved collections experience, which reduced our aged accounts receivable balances substantially during the three months ended June 30, 2007. In addition, we revised our method of measuring the allowance for doubtful accounts to specifically identify uncollectible invoices, whereas previously we had reserved all accounts receivable invoiced that were aged 120 days or more. Facilities rent declined as the result of a renegotiated facilities lease. Employee compensation declined as the result of 43% and 28% reductions in general and administrative headcount for the three and nine month periods ended September 30, 2007, respectively, in comparison to the prior year periods. Stock-based compensation decreased as the result of employee terminations and the expiration of options granted in prior years. Outside services expense increased due to an increase in financial printing and auditors’ fees and the incurrence of consultant fees for our Interim Chief Financial Officer. In light of our current size and composition, we plan to evaluate ways in which we can reduce general and administrative expenses, including ways in which we might be able to reduce our SEC reporting and other regulatory obligations.
Interest and Other Income (Expense), Net
     Interest and other income, net includes interest income earned on our cash and cash equivalents, offset by interest expense and the effects of exchange gains and losses arising from the re-measurement of transactions in foreign currencies.

	Three Months Ended September				Nine Months Ended September 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentages)

Interest and other income (expense), net	$(9)	$56	$(65)	-116%	$20	$121	$(101)	-83%
% of revenue	-1%	8%			1%	3%
     Interest and other income (expense) during the three and nine months ended September 30, 2007 decreased in comparison to prior year periods, primarily due to 35% and 36% decreases, respectively, in our average balances of cash short-term investments.
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
     Our policy is to record any interest and/or penalties related to income tax matters in income tax expense. At September 30, 2007, we did not accrue any interest or penalties.
     There was no provision for income taxes because we have incurred operating losses. As of September 30, 2007, we had approximately $100 million of Israeli net operating loss carry forwards and $5 million of U.S. federal net operating loss carry forwards available to offset future taxable income. The U.S. net operating loss carry forwards expire in varying amounts between the years 2011 and 2024. The Israeli net operating loss carry forwards have no expiration date.
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

Liquidity and Capital Resources
     As of September 30, 2007, we had approximately $3.2 million of cash and cash equivalents, compared to approximately $4.5 million of cash, cash equivalents and short-term investments as of December 31, 2006.
     Net cash used in operating activities for the nine months ended September 30, 2007 was $1.2 million, compared to $2.6 million for the nine months ended September 30, 2006. The 2007 amount included the receipt of an initial $500,000 payment from a March 2007 multi-year license sale agreement. We expect to receive an additional $750,000 in cash from this license sale during the fourth quarter of 2007 and an additional $250,000 in cash in each succeeding quarter through the third quarter of 2009.
     Cash provided by investing activities for the nine months ended September 30, 2007 and 2006 was $2.0 million and $3.6 million, respectively, and primarily represented the net proceeds from sales of short-term investments to fund our operational needs.
     Cash provided by financing activities for the nine months ended September 30, 2007 and 2006 was $5,000 and $75,000, respectively. These amounts consisted of proceeds from the issuance of Ordinary Shares under our 1999 Employee Stock Purchase Plan and under our 1998 Employee Stock Option Plan. For the nine months ended September 30, 2007, all of the proceeds consisted of sales of shares under our employee stock purchase plan. For the nine months ended September 30, 2006, $19,000 of the proceeds were in connection with stock option exercises, and the remainder of the proceeds were in connection with sales of shares under our employee stock purchase plan.
     In April 2007, we renewed our bank line of credit. The amended line of credit provides for up to $1.5 million, compared to $500,000 under the previous line of credit agreement. The amount of borrowings available under the line of credit is based on a formula using accounts receivable. The line provides that the lender may demand payment in full of the entire outstanding balance of the loan at any time. The line of credit is secured by substantially all of our assets. The line requires that we meet certain financial covenants, requires payment penalties for noncompliance and prepayment, limits the amount of other debt we can incur, and limits the amount of spending on fixed assets. The line of credit will expire on June 30, 2008. There was no amount outstanding at September 30, 2007.
     Related to our leased facilities space in San Jose, California, we have an outstanding $225,000 letter of credit, which is included under the line of credit. This lease deposit is not a draw down of the line of credit and therefore does not bear interest. Any draw down of the line of credit would include interest at the Prime rate.
     Related to our leased facilities space in Rosh Ha’ayin, Israel, we have an outstanding $88,000 bank guarantee in the form of restricted cash, issued in favor of the lessor. The amount is included in other current assets on the balance sheet at September 30, 2007. The guarantee will expire when the facilities lease expires on June 30, 2008.
     As of September 30, 2007, we had no material commitments for capital expenditures. Our capital requirements depend on numerous factors, including market acceptance of our products, the resources we devote to developing, marketing, selling and supporting our products and the timing and extent of establishing additional operations.
     We believe that our current cash, cash equivalents, and short-term investment balances will be sufficient to fund our operations for at least the next 12 months. However, since our inception we have not achieved profitability and we expect to continue to incur net losses for the foreseeable future. In addition, our business may not go as planned and we might need to attempt to raise additional funds prior to the expiration of this period. If we decide to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition and because our Ordinary Shares have been delisted from the NASDAQ Capital Market. We may try to obtain additional financing by issuing Ordinary Shares or convertible debt securities, which would dilute our existing shareholders. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to maintain a significant portion of our workforce or otherwise maintain our business.

Contractual Obligations
     The following summarizes our contractual obligations, which consisted solely of operating leases, at September 30, 2007 (in thousands):

Payments due by period:
2007	$156,000
2008	528,000
2009	473,000
2010	33,000

$1,190,000

Effective Corporate Tax Rates
     Our tax rate reflects a mix of the U.S. statutory tax rate on our U.S. income, European country tax rates on our individual European country income and the Israeli tax rate discussed below. We expect that most of our future taxable income will be generated in Israel. Israeli companies were generally subject to corporate tax at the rate of 31% of their taxable income in 2006 and have been subject to corporate tax at the rate of 29% in 2007. Pursuant to tax reform legislation that came into effect in 2003, the corporate tax rate is to undergo further staged reductions to 25% by the year 2010. In order to implement these reductions, the corporate tax rate is scheduled to decline to 27% in 2008, 26% in 2009 and 25% in 2010. However, the rate is effectively reduced for income derived from an Approved Enterprise. The majority of our income is derived from our capital investment program with “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, and is eligible therefore for tax benefits. As a result of these benefits, we expect to have a tax exemption on income derived during the first two years in which this investment program produces taxable income, provided that we do not distribute such income as a dividend, and a reduced tax rate of 10% to 25% for the following five to eight years, depending upon the proportion of foreign ownership of BackWeb.
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
Impact of Inflation and Currency Fluctuations
     Most of our sales are denominated in U.S. dollars. However, we incur a large portion of our costs from our operations in Israel. A substantial portion of our operating expenses, primarily our research and development costs, are denominated in NIS. Costs not denominated in U.S. dollars are translated to U.S. dollars when recorded, at prevailing rates of exchange. This is done for the purposes of our financial statements and reporting. Costs denominated in NIS will increase if the U.S. dollar weakens in relation to the NIS. Consequently, we are, and will be, affected by changes in the prevailing exchange rate between the U.S. dollar and the NIS. We might also be affected by the U.S. dollar exchange rate to the major European currencies due to the fact that we do business in Europe. To date these fluctuations have not been material.
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
Foreign Currency Exchange Rate Risk
     We conduct our business and sell our products directly to customers primarily in North America and Europe. In the normal course of business, our financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in other local foreign currencies. Our policy is to ensure that business exposures to foreign exchange risks are identified, measured and minimized using foreign currency forward contracts to reduce such risks, should the risks of such exposure outweigh the cost of forward contracts. The foreign currency forward contracts, when placed, generally expire within 90 days. The change in fair value of these forward contracts is recorded as income or loss in our Consolidated Statements of Operations as a component of interest and other income, net. There were no forward contracts placed in the first nine months of 2007 or 2006.
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
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared, due to the existence of two material weaknesses in our internal control over financial reporting identified by our former independent registered public accounting firm in connection with its audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements. We did not maintain effective controls over the completeness and accuracy of our accounting for nonstandard transactions. These material weaknesses in our internal control over financial reporting related to adjustments proposed by our former independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
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
     Additionally, we were named in a judgment during September 2005 for approximately $586,000, based on an exchange rate of 1 Euro = 1.4272 U.S. dollars at September 30, 2007, in connection with a claim against our dormant French subsidiary. The judgment is related to a dispute between a former French distributor of ours and one of the distributor’s end user customers. While we believe we have additional defenses against the claim and will ultimately not be responsible for payments under the judgment, we accrued approximately $300,000, or approximately one-half of the total judgment against us and the former distributor, in the third quarter of 2005.
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
     Since our inception, we have not achieved profitability and we expect to continue to incur net losses. We incurred net losses of approximately $1.0 million for the nine months ended September 30, 2007, $3.7 million for the year ended December 31, 2006 and $1.0 million for the year ended December 31, 2005. As of September 30, 2007, we had an accumulated deficit of $149.4 million. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses through the remainder of 2007 and into 2008. As a result, we will need to significantly increase our revenue to achieve and maintain profitability, which we have not historically been able to do. Failure to achieve profitability or achieve and sustain the level of profitability expected by investors would likely adversely affect the market price of our Ordinary Shares.
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
Our business strategy requires that we derive a significant amount of license revenue from our OAS product. If demand for OAS does not increase, our total revenue will not increase and we may seek to enter new markets.
      Our current business strategy requires that we derive a significant amount of license revenue from licensing our OAS product and derive additional related revenue through providing related consulting and maintenance services. Accordingly, our future operating results will depend on the demand for OAS by future customers. While our OAS revenue accounted for the majority of our license revenue for the first time in 2006, which continued in the first nine months of 2007, we need to realize additional growth during the remainder of 2007 and beyond or our operating results will be negatively impacted. If our competitors release products that are superior to OAS in performance or price, OAS does not become widely accepted by the market, or we fail to enhance OAS and introduce new versions in a timely manner, we may never generate significant license revenue from this product. Customers might also be hesitant to purchase our OAS products due to concerns regarding the current size of our company or the long-term prospects for our company. If demand for our OAS product does not significantly increase, as a result of competition, technological change, customer concerns regarding the state of our company or other factors, management may decide to use our existing assets to enter new markets, either alone or with partners. We cannot assure you that we would succeed in any such efforts to enter new markets.
A lack of effective internal control over financial reporting could result in an inability to accurately report our financial results that could lead to a loss of investor confidence in our financial reports and have an adverse effect on our share price.
     Effective internal control over financial reporting is essential for us to produce reliable financial reports. If we cannot provide reliable financial information or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, deficiencies in our internal control over financial reporting. In connection with our audit of our consolidated financial statements for the year ended and as of December 31, 2006 and review of our September 30, 2006 interim financial statements, our former independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. As more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, these material weaknesses in our internal control over financial reporting related to adjustments proposed by our former independent registered public accounting firm related to (1) the accounting for deferred rent on a new facilities operating lease agreement entered into during 2006 and (2) our incorrect recognition of revenue on two term license agreements entered into during the quarter ended September 30, 2006 for which we did not have vendor-specific objective evidence of fair value for the bundled post-contract support.
     As a result of these material weaknesses, we concluded that our disclosure controls and procedures were not effective as of each of September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007.
     We cannot assure you that the measures we have taken and intend to take to remediate these material weaknesses, as more fully described in Item 4 of Part I of this Quarterly Report on Form 10-Q, will be effective or that we will be successful in implementing them. Moreover, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Neither our former nor our current independent registered public accounting firm has evaluated any of the measures we have taken, or that we propose to take, to address the material weaknesses. In addition, our former Chief Financial Officer, Ken Holmes left BackWeb in May 2007, and, although we have hired an interim Chief Financial Officer, we are conducting a search for his long-term replacement. The departure of Mr. Holmes and the uncertainty regarding his long-term replacement will likely make it even more difficult for us to remediate the material weaknesses and implement and maintain effective internal control over financial reporting. Our failure to remediate the material weaknesses and successfully implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price, and our business and operating results could be harmed.
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
We restructured our company in October 2004 and further reduced headcount in 2006, which could make it more difficult for us to operate our business effectively which, in turn, could result in further restructurings.
     In October 2004, we restructured in order to reduce management and administrative costs and bring our sales and marketing operations in line with our current sales level. In July and October 2006, we again reduced headcount in an effort to reduce our cash burn. While the restructurings have reduced our cash operating expenses, our ability to adequately reduce cash used in operations, and ultimately generate profitable results from operations, will depend upon increasing our revenues. As a result of the reduction in personnel, however, we may not have sufficient resources to increase sales of our OAS product, which could adversely affect our revenues and operating results. If we are not able to operate our business profitably despite the reduction in our operating expenses, we may have to implement additional restructuring plans, which could impact the long-term viability of our company. Further, these plans may not achieve our desired goals due to such factors as a potential adverse effect on employee morale that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.
If we require additional financing for our future capital needs but are not able to obtain it, we may be unable to respond to competitive pressures or enter new markets.
     We may desire to enter new markets, and as a result, we might need to raise additional capital to fund investments in other companies. This need may arise sooner than we anticipate if our revenue does not grow, particularly revenue from licensing our OAS product, if our costs are higher than we expect or if we change our strategic plans. If we were required to raise additional funds, it could be difficult to obtain additional financing on favorable terms, or at all, due to our financial condition and because our Ordinary Shares have been delisted from the NASDAQ Capital Market. In the event that we obtain additional financing by issuing Ordinary Shares or securities that are convertible into Ordinary Shares, the interests of existing shareholders would be diluted. If we cannot raise needed funds on acceptable terms, or at all, we may not be able to develop or enhance our products, respond to competitive pressures or grow our business or we may be required to further reduce our expenditures, any of which could harm our business.
Our long and unpredictable sales cycle depends on factors outside our control and may cause our license revenue to vary significantly.
     To date, our average engagement with our customers has typically required between 3 and 12 months for the customer to evaluate our products before making a purchasing decision. The long, and often unpredictable, sales and implementation cycles for our products have caused, and may continue to cause, our license revenue and operating results to vary significantly from period to period. For example, our license revenue for the third quarter of 2006 was significantly lower than the third quarter of 2007 in part due to the fact that certain larger opportunities with customers were initiated via pilot projects in which the customers made smaller initial investments in order to evaluate whether or not to purchase additional licenses for full deployment. Sales of licenses and implementation schedules are subject to a number of risks over which we have little or no control, including customer budgetary constraints, customer internal acceptance reviews, the success and continued internal support of customers’ own development efforts, the sales and implementation efforts of businesses with which we have relationships, the nature, size and specific needs of a customer and the possibility of cancellation of projects by customers. Along with our distributors, we spend significant time educating and providing information to our prospective customers regarding the use and benefits of our products with no guarantee that such investment will result in a sale. Even after purchase, our customers tend to deploy our OAS solution slowly, depending upon the skill set of the customer, the size of the deployment, the stage of the customer’s deployment of a portal, the complexity of the customer’s network environment and the quantity of hardware and the degree of hardware configuration necessary to deploy the products.
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
     We typically derive a significant portion of our license revenue in each quarter from a small number of relatively large orders. For example, in the three months ended September 30, 2007, we derived approximately 72% of our license revenue from sales to one customer relating to a contract entered into during the first quarter of 2007. Our operating results for a particular fiscal quarter could be materially and adversely affected if we are unable to complete one or more substantial license sales forecasted for that quarter. Additionally, we also offer volume-based pricing, which may adversely affect our operating margins. We typically have very little backlog and, accordingly, generate substantially all of our revenue for a given quarter in that quarter.
If we lose a major customer, our revenue would suffer.
     We have historically generated a substantial portion of our revenue from a limited number of customers, and we expect this to continue for the foreseeable future. For example, for the year ended December 31, 2006, our two largest customers accounted for 21% of our total revenue, and during the three months ended September 30, 2007, one customer accounted for $521,000, or 38% of our total revenue, $500,000 of which we recognized in connection with a source code license sale that we entered into during the first quarter of 2007. If we lose a major customer, or if there is a decline in the use of our products within our existing customers’ organizations, our revenue would suffer.
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
     The Internet communications market is intensely competitive and rapidly changing. We expect that competition will continue to intensify because there are very limited barriers to entry. Our primary long-term competitors may not have entered the market yet because the Internet communications market is relatively new. Competition could impact us through price reductions, fewer customer orders, reduced gross margin and loss of market share, any of which could cause our business to suffer. Many of our current and potential competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Some of our potential competitors are among the largest and most well capitalized software companies in the world.
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
Failure to develop key strategic relationships could limit our growth
          We have attempted to grow our business by establishing strategic relationships with application vendors in our target markets. However, we have not generated significant revenues to date from these efforts and we cannot assure you that we will ever derive significant revenue from our current strategic relationships or that we will succeed in establishing new strategic relationships. If we fail to develop successful strategic relationships with application vendors in our target markets, our growth could be limited. In addition, even if we are successful in establishing such strategic relationships, one or more of these companies may develop or market competing products.
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
          Our market is susceptible to rapid changes due to technology innovation, evolving industry standards, and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of technical or product obsolescence. For example, emerging technologies, such as wireless, that take a different approach to the challenge of offline Web access by, for example, re-engineering platforms and applications, pose a competitive challenge. In addition, other companies, including some of our sales and marketing partners, also approach the issue of offline Web architecture differently than we do in some cases, and such approaches may achieve a greater degree of market acceptance. If we do not use leading technologies effectively, meet the challenges posed by emerging technologies or other architectures, continue to develop our technical expertise and enhance our existing products on a timely basis, we may be unable to compete successfully in this industry, which would adversely affect our business and results of operations.
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
          The use of our products by our customers often requires implementation services, and our growth will be limited in the event we are unable to expand our implementation services personnel or subcontract these services to qualified third parties. In addition, customers could delay product implementations. In the second half of 2004, 2005, 2006 and the first nine months of 2007, there were a greater number of deployments of our OAS solution by customers, and that solution is being subjected to actual commercial use and implementation. Initial implementation typically involves working with sophisticated software, computers and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project at the expense of other projects.
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
         Revenue from customers outside the United States represented $524,000, or 13% of our total revenue, for the nine months ended September 30, 2007, and $1.1 million, or 23% of our total revenue, for the year ended December 31, 2006. Even though we have decreased our international presence, our international operations will continue to be subject to a number of risks, including, but not limited to:
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
          We incur a large portion of our costs from operations in Israel in NIS. If the U.S. dollar devalues in relation to the NIS, our NIS-denominated expenses will increase and our NIS-denominated cash balances will decrease upon financial consolidation in U.S. dollars, and our results of operations and financial condition may be negatively impacted.
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
          Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us. However, subject to certain time limitations, an Israeli court may declare a foreign civil judgment enforceable if it finds that:
•	the judgment was rendered by a court that was, according to the laws of the state of the court, competent to render the judgment;

•	the judgment may no longer be appealed;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and

•	the judgment is executory in the state in which it was given
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
          In addition, we are evaluating ways to reduce our expenses, including investigating ways to reduce the burdens of being a reporting company in the United States. Any action to reduce such burdens may further reduce the liquidity of our Ordinary Shares and cause the price of our Ordinary Shares to decline.
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
          Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 26% of our outstanding Ordinary Shares as of September 30, 2007. These shareholders, if acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.
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

BACKWEB TECHNOLOGIES LTD.

	By:	/s/ MICHAEL HERRINTON
Michael Herrinton
Date: November 14, 2007		Interim Chief Financial Officer
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